Form 10QSB
period 1996-06-30
SARATOGA BEVERAGE GROUP INC
filed 1996-08-09
CIK 904362

                      US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                The EXCHANGE ACT
                    For the transition period from ____to ___

                        Commission File Number 33-62038NY

                          SARATOGA BEVERAGE GROUP, INC.

          Delaware                                            14-1749554
  (State of Incorporation)                             (IRS Employer ID Number)

                11 Geyser Road, Saratoga Springs, New York 12866

                                 (518) 584-6363

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) for the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Common Stock - 1,691,224 shares of Class A Common Stock,
                 $.01 par value, and 1,036,036 shares of Class B
                          Common Stock, $.01 par value,
                      were outstanding as of June 30, 1996

                         This document contains 13 pages

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                                                      Page Number

                         Part I - FINANCIAL INFORMATION

Item 1 -    Consolidated Financial  Statements

            Consolidated Balance Sheets as of June 30, 1996 (Unaudited) and                                1
            as of December 31, 1995

            Consolidated Statements of Operations and Accumulated Deficit for                              2
            the three month and six months ended June 30, 1996 and 1995
            (Unaudited)

            Consolidated Statements of Cash Flow for the six months ended                                  3
            June 30, 1996 and 1995 (Unaudited)

            Notes to Consolidated Financial Statements (Unaudited)                                        4-5

Item 2 -    Management's Discussions and Analysis of Financial Condition and Results of                   6-9
            Operations


                           Part II - OTHER INFORMATION

Item 1 -    Legal Proceedings                                                                              10

Item 2 -    Changes in Securities                                                                          10

Item 3 -    Defaults upon Senior Securities                                                                10

Item 4 -    Submission of Matter to a Vote of Security Holders                                             10

Item 5 -    Other Information                                                                              10

Item 6 -    Exhibits and Reports on Form 8-K                                                             11-12

            Signatures                                                                                     13

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   June 30, 1996    December 31, 1995
                                                                   -------------    -----------------
                                                                    (Unaudited)            (a)

ASSETS
Current Assets:
  Cash and cash  equivalents                                        $    49,752        $   352,797
  Accounts receivable, net of allowance for doubtful
    accounts of $30,000 and $57,540                                     632,244            286,360
  Inventories                                                           318,218            405,208
  Prepaid expenses and other current assets                              95,054             24,920
                                                                    -----------        -----------

    Total current assets                                              1,095,268          1,069,285

Property, plant and equipment, net                                    1,793,227          1,813,843
Deferred financing costs, net                                            76,642             85,158
Other assets                                                             18,266             22,090
                                                                    -----------        -----------

    Total assets                                                    $ 2,983,403        $ 2,990,376
                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and accrued liabilities                          $   692,180        $   662,995
  Short-term debt                                                                           59,992
  Short-term debt - Currently callable                                   13,700
  Long-term debt - Currently callable                                                       91,000
  Current portion of obligation under capital lease                       5,077
                                                                    -----------        -----------

    Total current liabilities                                           710,957            813,987

Long-term debt:
  Obligation under capital lease                                         11,308
  Revolving credit facility                                             100,000
                                                                    -----------        -----------

    Total long-term debt                                                111,308

    Total liabilities                                                   822,265            813,987
                                                                    -----------        -----------

Commitments and contingencies

Stockholders' Equity

  Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
  Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized; 1,691,224 issued and outstanding in 1996 and
    outstanding  in 1995                                                 16,912             16,863
  Class B Common Stock, $.01 par value, 2,000,000 shares
    authorized, 1,036,036 shares issued and outstanding in 1996          10,360             10,410
    and 1,042,036 issued and outstanding in 1995
  Paid-in capital                                                     9,247,247          9,268,874
  Accumulated deficit                                                (7,113,381)        (7,119,758)
                                                                    -----------        -----------

    Total stockholders' equity                                        2,161,138          2,176,389
                                                                    -----------        -----------

    Total liabilities and stockholders' equity                      $ 2,983,403        $ 2,990,376
                                                                    ===========        ===========

(a) Condensed from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                 1996                1995             1996                1995
                                                 ----                ----             ----                ----

Revenue:
 Product Sales                              $ 1,249,955        $   735,798        $ 1,794,405        $ 1,598,295
 Co-pack Revenue                                244,098            141,286            452,514            141,286
                                            -----------        -----------        -----------        -----------
Total Revenue                                 1,494,053            877,084          2,246,919          1,739,581
Cost of Goods Sold, exclusive of
depreciation and amortization shown
separately below                                867,575            593,121          1,302,976          1,290,244
                                            -----------        -----------        -----------        -----------

 Gross Profit                                   626,478            283,963            943,943            449,337
                                            -----------        -----------        -----------        -----------

Operating Expenses:
 Marketing and sales                            285,238            231,987            390,696            322,693
 General and administrative                     205,659            259,940            401,132            511,408
 Depreciation and amortization                   92,764             83,645            182,607            167,085
                                            -----------        -----------        -----------        -----------

                                                583,661            575,572            974,435          1,001,186
                                            -----------        -----------        -----------        -----------

 Operating Income (Loss)                         42,817           (291,609)           (30,492)          (551,849)
                                            -----------        -----------        -----------        -----------

Other Income (Expense):
 Commission Income                               18,599             45,070             40,566             62,743
 Interest income                                    597              9,413              3,779              9,870
 Interest expense                                (4,792)                               (7,476)             2,727
 Net (loss) on disposal of equipment                                                                      (5,392)
                                            -----------        -----------        -----------        -----------

 Other Income (Expense)                          14,404             54,483             36,869             69,948
                                            -----------        -----------        -----------        -----------

 Net Income (loss)                               57,221           (237,126)             6,337           (481,901)

Accumulated Deficit:
 Beginning of period                         (7,170,602)        (6,441,103)        (7,119,758)        (6,196,328)
                                            -----------        -----------        -----------        -----------
 End of Period                              $(7,113,381)       $(6,678,229)       $(7,113,381)       $(6,678,229)
                                            ===========        ===========        ===========        ===========

Per Share Information:
 Primary earnings per share                 $      0.01        $     (0.09)       $      0.00        $     (0.18)
 Fully-diluted earnings per share           $      0.01                           $      0.00

Weighted average number of common and
equivalent shares outstanding
 Primary                                      4,224,297          2,626,179          4,224,297          2,625,081
 Fully diluted                                4,227,510                             4,227,510


The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months       Six Months
                                                             Ended            Ended
                                                          June 30, 1996   June 30, 1995
                                                          -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                       $   6,377        $(481,901)
   Adjustment to reconcile net income (loss) to cash
     used in operating activities:
   Depreciation and amortization                             182,607          167,085
   Provision for doubtful accounts                           (27,540)          10,000
   Net loss (gain) on sale of equipment                                         5,391
   Changes in operating assets and liabilities:
       Accounts receivable                                  (318,344)        (125,713)
       Inventories                                            86,990            7,629
       Prepaid expenses and other current assets             (70,134)         (44,774)
       Accounts payable and accrued liabilities               29,185           89,261
                                                           ---------        ---------

              Net cash used in operating activities         (110,859)        (373,022)
                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                                              4,500
   Purchase of property, plant, and equipment               (152,081)         (10,129)
   Decrease (increase) in other assets                         2,429           (3,500)
                                                           ---------        ---------

              Net cash used in investing activities         (149,652)          (9,129)
                                                           ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                         80,000
   Proceeds from capital lease obligations                    18,393
   Proceeds from long-term borrowings                        100,000
   Principal payments on long-term borrowings                (77,300)         (31,850)
   Principal reductions on capital lease obligation           (2,007)          (5,151)
   Principal payments on short-term  borrowings              (59,992)
   Proceeds from exercise of stock options                                     24,798
   Distribution of minority interest                         (21,628)        (107,253)
                                                           ---------        ---------

             Net cash used in financing activities           (42,534)         (39,456)
                                                           ---------        ---------

Decrease in cash and cash equivalents                       (303,045)        (421,607)
Cash and cash equivalents at beginning of period             352,797          985,440
                                                           ---------        ---------

Cash and cash equivalents at end of period                 $  49,752        $ 563,833
                                                           =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest Paid during the period                            $   4,921        $   1,334
                                                           =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

         The accompanying financial statements include Saratoga Beverage Group, Inc., and its wholly-owned subsidiary, Saratoga Springs Distribution Corporation. Saratoga Springs Distribution Corporation owns a 51% interest in Sample New Age Distributors ("Sample," a non-operating partnership in 1996 and
1995).

         Certain items have been reclassed from general and administrative expense to cost-of-goods sold in 1995 to conform with the 1996 presentation.

2.       WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING

         The calculations of weighted average shares of common and common stock equivalents excludes outstanding options and warrants in 1995, since these securities effect on per share data is anti-dilutive and include certain options and warrants in 1996 because of their dilutive effect on per share data.

3.       RELATED PARTY TRANSACTIONS

         Included in cash and cash equivalents at June 30, 1996 is approximately $16,767 of cash equivalents invested in a money market account with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.

         The Company signed a Sales and Marketing Services Agreement with Royal Crown Company, Inc. ("RCC"), a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), in May 1995 wherein RCC handles all sales and marketing in return for a fee of $.50 on each case sold of the Company's branded product. The Company incurred commissions totaling $144,444 for the twelve month period ended June 30, 1996, of which $30,994 remained unpaid at June 30, 1996. The Company also entered into a Credit Agreement with Triarc dated July 13, 1995 pursuant to which Triarc agreed to supply the Company with $3,000,000 revolving credit facility in return for warrants to purchase 51% of the Company's outstanding stock on a fully-diluted basis. The note is collateralized by substantially all of the assets of the Company. In February 1996 the Company borrowed $100,000 against the revolving credit facility and incurred $3,819 of interest expense for the six month period ending June 30, 1996, all of which was paid in July 1996.

4.       PROPERTY, PLANT, EQUIPMENT AND INTANGIBLE ASSETS

         Property, plant, equipment and intangible assets are carried at a cost less allowances for accumulated depreciation and amortization. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Significant additions or improvements extending the assets' useful lives are capitalized. Normal maintenance and repair costs are expensed as incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and resulting gain or loss recognized.

         Organizational and trademark costs are included in the caption "Other assets." These costs are amortized over periods of 5 to 15 years on the straight-line basis. Deferred financing costs are amortized over five years, the life of the related credit agreement. When intangible assets become fully amortized, the applicable costs and accumulated amortization are removed from the accounts.

         The Company evaluates impairment of intangible and long lived assets whenever circumstances indicate that the carrying amount of the assets exceeds its fair value.

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

BUSINESS

         GENERAL

         The Company is primarily engaged in the bottling, marketing and distribution of natural spring and mineral water products from naturally free-flowing springs located on the Company's property in Saratoga Springs, New York and in the packaging of products for others (co-packing). The Company's product line currently includes five water products, including a sparkling spring water product, three sparkling essence-flavored spring water products and a non-carbonated spring water product. All of the Company's products are marketed as premium domestic bottled water under the proprietary name "Saratoga." The Saratoga brand name has been in existence for over 120 years.

         The Company's springs and bottling facilities have been operated through the years by a number of owners, including Anheuser-Busch and, most recently, Evian Waters of France, a division of BSN, S.A. Anheuser-Busch and Evian Waters of France each operated the business for approximately two years. The Company was organized and acquired the assets of its business in April 1992 from the owners of Evian Waters of France. The Company's bottling facilities, which had been closed since May 1991 by the previous owners, recommenced operations in May 1992. Since that time, the Company has undertaken the task of rebuilding a distribution network and customer base for the Saratoga brand beverage products.

         TRIARC ALLIANCE

         On December 13, 1995, the Company consummated a strategic alliance with Triarc, a publicly-held company listed on the New York Stock Exchange. The Company and Triarc previously entered into a Credit Agreement, dated as of July 13, 1995, which provides for a five-year secured revolving credit facility (the "Credit Facility") with borrowings of up to $3,000,000. Pursuant to the Credit Facility, Triarc will provide an aggregate principal amount outstanding at any one time of up to $3,000,000; however, Triarc will not make any loans during any calendar quarter in excess of $250,000 unless (i) after giving effect to such loan the aggregate principal amount of all indebtedness under the Credit Facility does not exceed the borrowing base (as described below) or (ii) a committee (the "Loan Committee"), comprised of a representative of each of Triarc, RCC, and the Company determines that loans in excess of $250,000, and in excess of the borrowing base, should be made. The borrowing base, as of a given date, will consist of (a) 85% of the aggregate amount of eligible receivables at such date plus (b) 60% of the aggregate value of eligible inventory at such date; however, the portion of the borrowing base attributable to eligible inventory may not exceed 60% of the borrowing base (and will be reduced to the extent that it would otherwise exceed 60%). A condition precedent to any borrowings under the Credit Facility is that the aggregate cash and permitted investments held by the Company is less than $100,000 throughout the ten (10) business days immediately preceding the date of any loan, unless the Loan Committee decides otherwise.

         In connection with the Credit Agreement, the Company executed a Security Agreement and a Mortgage. The Security Agreement grants Triarc a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, general intangibles, equipment, documents and intellectual property of the Company. The Mortgage grants Triarc a first security mortgage interest in the Company's premises and facilities in Saratoga Springs, New York.

         Borrowings under the Credit Facility will bear interest at a rate per annum equal to the prime rate plus 2% if paid in cash quarterly, or the prime rate plus 3% if not paid in cash quarterly. The entire principal amount outstanding under the Credit Facility is due December 12, 2000 and may become due immediately upon the occurrence of an event of default.

         The Credit Agreement contains certain covenants and conditions which, among other things, (i) prohibit the payment of dividends, (ii) prohibit fundamental changes (including certain types of mergers, consolidations, dispositions, acquisitions, or dissolutions), (iii) require a minimum consolidated tangible net worth of the Company of $1,500,000, less reductions in consolidated tangible net worth incurred as a result of the Triarc transactions,
(iv) require the maintenance of corporate existence, (v) require compliance with governmental and regulatory rules and regulations, (vi) require the maintenance of insurance and (vii) place limitations on future liens, indebtedness, investments, transactions with affiliates and the creation of subsidiaries.

         As consideration for the execution of the Credit Agreement by Triarc and the execution of the Sales and Marketing Services Agreement as described below by RCC, the Company issued two warrants to Triarc: (I) one Non-Callable Warrant A (the "A Warrant") to purchase a number of shares of Common Stock which would equal 25% of the total number of shares of Common Stock outstanding on a fully-diluted basis on the date of exercise, at an exercise price of $.01 per share, and (ii) one Non-Callable Warrant B (the "B Warrant") to purchase a number of shares of Common Stock which would equal 26% of the total number of shares of Common Stock outstanding on a fully-diluted basis on the date of exercise, at an exercise price of $3.50 per share. The exercise price of the B Warrant is subject to a reduction from $3.50 per share to $2.46 per share if the Company sells more than 1,250,000 cases of the Company's branded product (i.e. "Saratoga" products) during the 12-month period prior to the date of exercise of the B Warrant. During the twelve month period ended June 30, 1996, 388,888 cases of the Company's branded product were sold. Both Warrants are exercisable in whole, but not in part, at any time prior to December 12, 2000; however, the B Warrant may not be exercised prior to the exercise by Triarc of the A Warrant.

         SALES AND MARKETING SERVICES AGREEMENT

         Effective May 1, 1995, the Company and RCC entered into a five-year Sales and Marketing Services Agreement, in which the Company appointed RCC as its sole and exclusive sales agent for the purpose of selling the Company's products and RCC accepted such appointment. In connection therewith, RCC agreed to use commercially reasonable efforts at all times to promote the sale of the Company's products, including servicing and soliciting retailers, wholesalers, distributors, and national accounts, and to provide advice and assistance relating to the marketing of the Company's products, including advice regarding branding, packaging and positioning for the product, design of trade promotions and advertising, public relations, and the establishment of relationships with distributors and the pricing of products to distributors. RCC is required to stay informed of the conditions in the markets for the Company's products including, in particular, pricing, trade statistics and demand forecasting by product and package and shall provide such data to the Chief Executive Officer and Board of Directors (or duly appointed committee thereof) of the Company on a monthly basis. In addition, RCC will provide consulting services with respect to financial and operational issues. In return for such services, the Company will pay RCC a commission of $.50 per case of products sold by the Company.

         After completion of the five-year term, the Sales and Marketing Services Agreement will continue for successive one-year periods unless the Company or RCC give notice of its intent not to renew six months prior to the expiration of the term.

         CO-PACKING

         During the first quarter of 1995, the Company was selected by Cott USA, Inc. to co-pack Cott's private label spring water products at its Saratoga Springs bottling facility. Cott Corp., Cott USA, Inc.'s parent company, is the nation's largest producer of retailer brand carbonated soft drinks and other beverages. Actual co-packing began in April 1995.

RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and six month periods ended June 30, 1996.

NET REVENUE

         Net revenue for the three month period ended June 30, 1996 was $1,494,053, an increase of $616,969 or 70%, as compared to net revenue of $877,084 for the same period in 1995. Net revenue for the six month period ended June 30, 1996 was $2,246,919, an increase of $507,338 or 29% as compared to net revenue of $1,739,581 for the same period in 1995. The increase for both the three and six month periods is primarily attributable to a substantial increase in both Saratoga branded product sales and co-pack revenue during the second quarter of $514,157 (70%) and $102,812 (73%) respectively.

GROSS PROFIT

         The gross profit margin, exclusive of depreciation and amortization, was 42% for both the three and six month periods ended June 30, 1996 and 32% and 26% for the comparable periods ended June 30, 1995. The increased gross profit margins are primarily attributable to a decrease in the fixed cost per case resulting from increased volume of cases produced.

MARKETING

         Marketing and selling expenses increased $53,251 and $68,003 to $285,238 and $390,696, or 19% and 17% of net sales, for the three and six month periods ended June 30, 1996, respectively. This compares with $231,987 and $322,693, or 26% and 19% of net sales for the comparable 1995 periods, respectively. The increase in marketing and sales expenses for the three and six month periods ended June 30, 1996 is attributable to: (i) increased discounts on distributor sales and (ii) increased commissions accrued for RCC as part of the Sales and Marketing Services Agreement, both of which are a result of the increase in sales.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three and six month periods ended June 30, 1996 were $205,659 and $401,132, respectively, a decrease of $54,281 (21%) and $110,276 (22%) from the same periods in 1995. This decrease for both the three and six month periods is primarily attributable to a reduction in certain insurance expenses, utilities, bad debt expense, and the Company's ongoing cost-cutting program.

OTHER INCOME AND EXPENSE

         Net other income for the three and six month periods ended June 30, 1996 decreased $40,079 and $33,079, respectively, from the same periods in 1995. The decrease for both the three and six month periods is primarily attributable to: (i) a $26,471 and $22,177 decrease in commission income; and (ii) an $8,816 and $8,818 decrease in interest income, and a $4,792 and $7,476 increase in interest expense, respectively. The decrease in commission income is due to the decrease of $.50 per case in royalties beginning in February 1996. The royalties are generated from the sale of the Mistic Distribution Agreement by Sample in the first quarter of 1995. The decreases in interest income for the three and six month periods is primarily attributable to a decline in capital available for investment. The increase in interest expense for the three and six month periods is primarily attributable to a reduced interest subsidy from the NYS Energy Office in 1996 and interest incurred in 1996 on the newly acquired Revolving Credit Facility.

NET INCOME AND LOSS

         Net income for the three and six month period ended June 30, 1996 was $57,221 and $6,377, respectively, an increase of $294,347 and $488,278, respectively. The net income for the three and six month periods is primarily attributable to the substantial increase in sales, an overall decrease in cost of goods sold as a percentage of sales with operating expenses remaining stable, partially offset by the decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1996 and 1995, cash flows used in operating activities were $110,859 and $373,022, respectively. At June 30, 1996, cash and cash equivalents was $49,752, while working capital was $384,311. The current ratio at June 30, 1996 was 1.54 : 1. The Company believes that it has sufficient liquidity to meet anticipated needs for the next twelve (12) months. However, there can be no assurance that, after such time, the Company will achieve the sales and maintain the profitability necessary to generate sufficient cash flow for its operations.

         The Company has a $3,000,000 line of credit with the Triarc (see Item 2, Business) of which $100,000 was borrowed in February 1996 and remains outstanding at June 30, 1996.

         Debt includes the outstanding balance of $13,700 on a bank loan used for the acquisition of equipment and is collateralized by that equipment. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of a minimum current ratio of 2:1 and net worth of $4.8 million. As of June 30, 1996, the Company was not in compliance with the current ratio or the net worth covenant. The Company's intention is to continue to make monthly installments of approximately $4,550 principal, plus interest. As of August 14, 1996, all installments were current. Management believes the lack of compliance with the net worth covenant will have no effect on the results of operation and financial condition as long as the monthly installments are current. The outstanding balance on this loan will be paid by December 31, 1996.

         There are no material commitments or contingencies at this time not disclosed in the financial statements.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         NONE.

ITEM 2 - CHANGES IN SECURITIES

         NONE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders was held on June 26, 1996 for the following purposes:

         1. To elect directors of the Company by holders of Class A and Class B Common Stock.

                  The directors elected were: Peter R. Campbell, Alan G. Leyland, Warren Lichtenstein, John A. Morabito, Robin Prever, Kenneth A. Thomas, and Leonard Toboroff.

                  All of the directors received 4,602,303 votes cast for and 7,122 cast against, with no abstentions, except for Robin Prever, who received 4,600,703 votes cast for and 8,722 cast against, with no abstentions.

         2. To ratify the appointment of Coopers and Lybrand, L.L.P., as auditors for the Company for the fiscal year ending December 31, 1996.

                  There were 4,603,671 votes cast for, 3,100 votes cast against and 2,654 abstentions.

         Stockholders of record at the close of business on May 17, 1996 were entitled to vote at the meeting or any adjournment thereof.

ITEM 5 - OTHER INFORMATION

         NONE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

1.  Exhibits included herein:

         a)  Exhibits and Index

Exhibit No.

2.1*              Agreement and Plan of Merger

3.1*              Restated Certificate of Incorporation of the Company
3.2*              By-Laws of the Company
4.1*              Specimen of Class A Common Stock Certificate
4.2***            Non-Callable Warrant A dated December 13, 1995 by the Company to Triarc to purchase 25% of the number of shares of Class A
                  Common Stock of Saratoga then issued and outstanding, on a fully-diluted basis
4.3***            Non-Callable Warrant B dated December 13, 1995 by the Company to Triarc to purchase 26% of the number of shares of Class A
                  Common Stock of Saratoga then issued and outstanding, on a fully-diluted basis
4.4*              Form of Underwriter's Warrant
4.5*              Form of Escrow Agreement entered into by the current
                  stockholders of the Company and the Underwriter
9.1*              Agreement, dated August 12, 1992, by and between Anthony
                  Malatino and Robin Prever, as amended by Amendment No. 1
                  thereto dated as of April 30, 1993
1-.1*             Asset Purchase Agreement, dated as of March 31, 1992, by and between Saratoga Springs Mineral Water Company and Mineral
                  Springs Acquisition Group, Inc.
10.2*             General Assignment and Bill of Sale, dated April 3, 1992, by
                  Saratoga Springs Mineral Water Company to Mineral Springs
                  Acquisition Group, Inc.
10.3*             Assignment and Assumption Agreement, dated April 3, 1992, by and between Saratoga Springs Mineral Water Company and Mineral
                  Springs Acquisition Group, Inc.
10.4*             Assignment, dated April 3, 1992, by Saratoga Springs Mineral
                  Water Company to Mineral Springs Acquisition Group, Inc.
10.5*             Assignment, dated April 3, 1992, by Saratoga Springs Mineral
                  Water Company to Mineral Springs Acquisition Group, Inc.
10.6*             Letter Agreement, dated as of May 1, 1993, by and between the
                  Company and Mark Wiggins
10.7**            Employment Agreement, entered into by the Registrant and Robin
                  Prever
10.8*             Form of the Saratoga Spring Water Company 1993 Stock Option
                  Plan
10.9**            Consulting Agreement entered into by the Company and Leonard
                  Toboroff
10.10*            Form of consulting agreement entered into by the Company and the Underwriter
10.11*            Note, dated August 31, 1992, from the Company to Fleet Bank of
                  New York, including guarantees
10.12*            Letter from Fleet Bank of New York to the Company regarding waiver of defaults
10.13*            Letter Agreement between the Company and Owens-Brockway Glass
                  Containers
10.14*            Form of Mergers and Acquisitions Agreement entered into by the
                  Company and the Underwriter
10.15**           Partnership Agreement, dated July 21, 1993, by and between JNJ
                  Distributors, Inc. and Saratoga Springs Distribution Corp., as amended by Amendment of Partnership Agreement thereto dated
                  November 9, 1993
10.16**           Stock agreement, dated July 21, 1993, by and between JNJ
                  Distributors, Inc. and Saratoga Spring Water Company
10.17**           Distribution Agreement, dated March 25, 1993, by and between
                  Joseph Victori Wines, I Inc. and JNJ Distributors, Inc.
10.18***          Credit Agreement, dated as of July 13, 1995, by and between the Company and Triarc

10.19***          Amendment, Waiver and Acknowledgment Agreement, dated as of
                  December 13, 1995, by and between the Company and Triarc
10.20***          Sales and Marketing Services Agreement, dated as of May 1,
                  1995, between the Company and RCC
10.21***          Cott Co-pack Agreement, dated as of June 8, 1995
22**              Subsidiaries
24***             Power of Attorney
27****            Financial Data Schedule for the six months ended June 30, 1996

                  (*)    Incorporated herein by reference to the Company's
                  Registration Statement on Form SB-2 filed with the Commission on June 16, 1993 (Registration No. 33-62038NY)

                  (**)   Incorporated herein by reference to the Company's form
                  10-KSB filed with the Commission on March 30, 1994

                  (***) Incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 29, 1996

                  (****) Filed herewith

(b) Reports on From 8-K: No reports on Form 8-K were filed in the quarter ended June 30, 1996

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREINTO DULY AUTHORIZED.

                                            SARATOGA BEVERAGE GROUP, INC.
                                                      (REGISTRANT)

DATE:  AUGUST 13, 1996                      BY: /s/  ROBIN PREVER
      ----------------                         ------------------------------
                                                     ROBIN PREVER
                                                     CHIEF EXECUTIVE OFFICER

DATE: AUGUST 13, 1996                       BY: /s/ ANTHONY PRINCIPE
      ---------------                          ------------------------------
                                                     ANTHONY PRINCIPE
                                                     CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS

         EXHIBIT                                                     NO.
         -------                                                     ---
         Financial Data Schedule...................................  27