Form 10QSB
period 1996-09-30
SARATOGA BEVERAGE GROUP INC
filed 1996-11-12
CIK 904362

                      US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                    FOR THE TRANSITION PERIOD FROM ____TO ___

                        COMMISSION FILE NUMBER 33-62038NY


                          SARATOGA BEVERAGE GROUP, INC.


          Delaware                                  14-1749554
  (State of Incorporation)             (IRS Employer Identification Number)



                11 Geyser Road, Saratoga Springs, New York 12866
                    (Address of principal executive offices)

                                 (518) 584-6363
                           (Issuer's telephone number)
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) for the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Common Stock - 1,691,224 shares of Class A Common Stock,
                 $.01 par value, and 1,036,036 shares of Class B
                          Common Stock, $.01 par value,
                    were outstanding as of September 30, 1996


                         This document contains 11 pages

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                                       PAGE NUMBER
                                                                                       -----------
                         PART I - FINANCIAL INFORMATION
ITEM 1 -       CONSOLIDATED FINANCIAL  STATEMENTS

               CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996 (UNAUDITED)             1
               AND  AS OF DECEMBER 31, 1995

               CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR            2
               THE THREE MONTH AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
               1995 (UNAUDITED)

               CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED               3
               SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                      4-5

ITEM 2 -       MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND            6-8
               RESULTS OF OPERATIONS


                           PART II - OTHER INFORMATION


ITEM 1 -       LEGAL PROCEEDINGS                                                            9

ITEM 2 -       CHANGES IN SECURITIES                                                        9

ITEM 3 -       DEFAULTS UPON SENIOR SECURITIES                                              9

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          9

ITEM 5 -       OTHER INFORMATION                                                            9

ITEM 6 -       Exhibits and Reports on Form 8-K                                            9-10

               SIGNATURES                                                                   11

                          SARATOGA BEVERAGE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                  September 30, 1996   December 31, 1995
                                                                   ----------------    -----------------
                                                                     (Unaudited)             (a)
ASSETS
Current Assets:
  Cash and cash  equivalents                                        $   109,969        $   352,797
  Accounts receivable, net of allowance for doubtful
   accounts of $80,000 and $57,540                                      703,443            286,360
  Inventories                                                           297,824            405,208
  Prepaid expenses and other current assets                              54,832             24,920
                                                                    -----------        -----------

    Total current assets                                              1,166,068          1,069,285


Property, plant and equipment, net                                    1,705,023          1,813,843
Deferred financing costs, net                                            72,385             85,158
Other assets                                                             17,272             22,090
                                                                    -----------        -----------

    Total assets                                                    $ 2,960,748        $ 2,990,376
                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts Payable and accrued liabilities                          $   666,311        $   662,995
  Short-term debt                                                                           59,992
  Long-term debt - Currently callable                                                       91,000
  Current portion of obligation under capital lease                       5,077
                                                                    -----------        -----------


    Total current liabilities                                           671,388            813,987


Long-term Debt:

  Obligation under capital lease                                         10,013
  Revolving credit facility                                             100,000
                                                                    -----------        -----------

    Total long-term debt                                                110,013



    Total liabilities                                                   781,401            813,987
                                                                    -----------        -----------

Commitments and contingencies

Stockholders' Equity


  Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
  Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized; 1,691,224 issued and outstanding in 1996 and
    1,686,224 issued and outstanding  in 1995                            16,912             16,863
  Class B Common Stock, $.01 par value, 2,000,000 shares
    authorized, 1,036,036 shares issued and outstanding in 1996
    and 1,041,036 issued and outstanding in 1995                         10,360             10,410

Paid-in capital                                                       9,237,448          9,268,874
Accumulated deficit                                                  (7,082,373)        (7,119,758)
Treasury stock at cost 2,000 shares of Class A, in 1996                  (3,000)
                                                                    -----------        -----------

Total stockholders' equity                                            2,179,347          2,176,389
                                                                    -----------        -----------

    Total liabilities and stockholders' equity                      $ 2,960,748        $ 2,990,376
                                                                    ===========        ===========


(a) Condensed from audited financial statements

   The accompanying notes are an integral part of the consolidated financial statements

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
                                             1996               1995               1996               1995
                                          -----------        -----------        -----------        -----------
Revenue:
   Product Sales                          $ 1,382,928        $   767,657        $ 3,177,333        $ 2,259,149
   Co-pack Revenue                            243,385            164,188            695,899            305,238
                                          -----------        -----------        -----------        -----------
Total Revenue                               1,626,313            931,845          3,873,232          2,564,387
Cost of Goods Sold, exclusive of
depreciation and amortization shown
separately below                              903,793            630,760          2,206,769          1,891,004
                                          -----------        -----------        -----------        -----------


    Gross Profit                              722,520            301,085          1,666,463            673,383
                                          -----------        -----------        -----------        -----------


Operating Expenses:

     Marketing and sales                      366,895            190,300            757,591            512,993
     General and administrative               245,715            241,966            646,847            783,374
     Depreciation and amortization             95,484             85,430            278,091            252,515
                                          -----------        -----------        -----------        -----------

    Total Operating Expenses                  708,094            517,696          1,682,529          1,548,882
                                          -----------        -----------        -----------        -----------


    Operating Income (Loss)                    14,426           (216,611)           (16,066)          (875,499)
                                          -----------        -----------        -----------        -----------

Other Income (Expense):

  Commission Income                            19,598             69,757             60,164            239,539
  Interest income                                 312              7,657              4,091             20,254
  Interest expense                             (3,328)                              (10,804)
  Net (loss) on disposal of equipment                                                                   (5,392)
                                          -----------        -----------        -----------        -----------

   Other Income (Expense)                      16,582             77,414             53,451            254,401
                                          -----------        -----------        -----------        -----------


  Net Income (loss)                            31,008           (139,197)            37,385           (621,098)


Accumulated Deficit:

  Beginning of period                      (7,113,381)        (6,678,229)        (7,119,758)        (6,196,328)
                                          -----------        -----------        -----------        -----------
  End of Period                           ($7,082,373)       ($6,817,426)       ($7,082,373)       ($6,817,426)
                                          ===========        ===========        ===========        ===========

Per Share Information:

  Primary earnings per share              $      0.01        ($     0.05)       $      0.01        ($     0.24)

  Fully-diluted earnings per share        $      0.01                           $      0.01


Weighted average number of common
  and equivalent shares outstanding:

  Primary                                   4,224,449          2,627,194          4,224,449          2,625,815
  Fully diluted                             4,224,449                             4,224,449


   The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months      Nine Months
                                                            Ended            Ended
                                                         September 30,    September 30,
                                                             1996             1995
                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                        $  37,385        ($621,098)
 Adjustment to reconcile net income (loss) to cash
   used in operating activities:
 Depreciation and amortization                              278,091          252,515
 Provision for doubtful accounts                             22,460           10,000
 Net loss (gain) on sale of equipment                                          5,392
 Changes in operating assets and liabilities:

  Accounts receivable                                      (439,543)          18,557
  Inventories                                               107,384            2,474
  Prepaid expenses and other current assets                 (29,912)          (9,419)
  Accounts payable and accrued liabilities                    3,316           41,003
                                                          ---------        ---------


       Net cash used in operating activities                (20,819)        (300,576)
                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of equipment                                              4,500
  Purchase of property, plant, and equipment               (154,410)         (10,129)
  Decrease (increase) in other assets                         2,729           (3,798)
                                                          ---------        ---------


     Net cash used in investing activities                 (151,681)          (9,427)
                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from short-term borrowings                                         80,000
  Proceeds from revolving credit facility                   100,000
  Proceeds from capital lease obligations                    18,393
  Principal payments on long-term borrowings                (91,000)         (45,500)
  Principal payments on short-term borrowings               (59,992)
  Principal reductions on capital lease obligations          (3,302)          (5,151)
  Cost of equity financing                                                   (69,184)
  Deferred financing costs                                                    (3,760)
  Proceeds from exercise of stock options                                     24,798
  Purchase of treasury stock at cost                         (3,000)
  Distribution of minority interest                         (31,427)        (128,549)
                                                          ---------        ---------


      Net cash used in financing activities                 (70,328)        (147,346)
                                                          ---------        ---------


  Decrease in cash and cash equivalents                    (242,828)        (457,349)
  Cash and cash equivalents at beginning of period          352,797          985,440
                                                          ---------        ---------

 Cash and cash equivalents at end of period               $ 109,969        $ 528,091
                                                          =========        =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest paid during the period                           $    8,220       $  13,687
                                                          ==========       =========

The accompanying notes are an integral part of the consolidated financial statements.


                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Significant Accounting Policies

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


3.       RELATED PARTY TRANSACTIONS

         Included in cash and cash equivalents at September 30, 1996 is approximately $23,651 of cash equivalents invested in a money market account with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.

         The Company signed a Sales and Marketing Services Agreement with Royal Crown Company, Inc. ("RCC"), a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), in May 1995 wherein RCC handles all sales and marketing in return for a fee of $.50 on each case sold of the Company's branded product. The Company incurred commission expense of $7,517 and $186,586 for the three and nine month periods ending September 30, 1996, ($223,171 for the twelve month period ended September 30, 1996), of which $21,947 remained unpaid at September 30, 1996. The Company also entered into a Credit Agreement with Triarc dated July 13, 1995 pursuant to which Triarc agreed to supply the Company with a $3,000,000 revolving credit facility in return for warrants to purchase 51% of the Company's outstanding stock on a fully-diluted basis. Borrowings under the Credit Facility bear interest at a rate per annum equal to the prime rate plus 2% if paid in cash quarterly, or the prime rate plus 3% if not paid in cash quarterly. The entire principal amount outstanding under the Credit Facility is due December 12, 2000 and may become due immediately upon the occurrence of an event of default. The note is collateralized by substantially all of the assets of the Company. For the period ending September 30, 1996, the Company has $100,000 outstanding on the revolving credit facility and incurred $2,584 and $6,403 of interest expense for the three and nine month periods, respectively, all of which was paid in October 1996.

         During the third quarter of 1996, the Company entered into an agreement ("Agreement") with Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of Triarc, wherein the Company, owner and licenser of the trademark Saratoga Splash ("Trademark"), granted Mistic an exclusive license to manufacture, package and sell beverages using the Trademark in return for a royalty of $.50 per case of product sold. Royalty revenue recorded in the third quarter was $2,988 of which $2,844 is included in accounts receivable at September 30, 1996. This Agreement shall remain in force indefinitely unless terminated by either party in accordance with the Agreement.

         During the third quarter of 1996 the Company performed co-packing of spring water for Mistic under their label. Revenue recorded in the third quarter was $157,368 of which $75,552 is included in accounts receivable at September 30, 1996.


4.       PROPERTY, PLANT, EQUIPMENT AND INTANGIBLE ASSETS

         Property, plant, equipment and intangible assets are carried at cost less allowances for accumulated depreciation and amortization. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Significant additions or improvements extending the assets' useful lives are capitalized. Normal maintenance and repair costs are expensed as incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and resulting gain or loss recognized.

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

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


BUSINESS

         GENERAL

         The Company is primarily engaged in the bottling, marketing and distribution of natural spring and mineral water products from naturally free-flowing springs located on the Company's property in Saratoga Springs, New York and in the packaging of products for others (co-packing). The Company's product line currently includes five water products, including a sparkling spring water product, three sparkling essence- flavored spring water products and a non-carbonated spring water product. All of the Company's products are marketed as premium domestic bottled water under the proprietary name "Saratoga." The Saratoga brand name has been in existence for over 120 years.

         Pursuant to the Sales and Marketing Services Agreement effective May 1, 1995, RCC has become the sole and exclusive sales agent for the purposes of marketing and selling the Company's products. In connection therewith, RCC agreed to use commercially reasonable efforts at all times to promote the sale of the Company's products. In return for such services, the Company pays RCC a commission of $.50 per case of product sold.

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

         MANUFACTURING AND DISTRIBUTION AGREEMENT

         On July 25, 1996, the Company entered into an agreement with Mistic wherein the Company, as owner of the Trademark, granted Mistic an exclusive license to manufacture, package and sell certain sweetened, flavored, non-carbonated beverages made with Saratoga spring water. In return, the Company will be paid a royalty of $.50 for each physical case of the beverage sold in any part of the Territory east of the Mississippi River, and $.25 for each case sold west of the Mississippi. The Territory is defined as the United States and its territories, excluding the New York counties of Kings, Queens, Bronx, Richmond, Nassau and Suffolk, as well as islands located in the Caribbean Sea. The per case royalties will be reduced by 20% for each case sold after the first 500,000 cases.

         CO-PACKING

         During the first quarter of 1995, the Company was selected by Cott USA, Inc. to co-pack Cott's private label spring water products at its Saratoga Springs bottling facility. Cott Corp., Cott USA, Inc.'s parent company, is the nation's largest producer of retailer brand carbonated soft drinks and other beverages. Actual co-packing began in April 1995.

         During the third quarter of 1996, the Company agreed to co-pack spring water for Mistic under the Mistic label.

RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and nine month periods ended September 30, 1996.

NET REVENUE

         Net revenue for the three month period ended September 30, 1996 was $1,626,313, an increase of $694,468 or 75%, as compared to net revenue of $931,845 for the same period in 1995. Net revenue for the nine month period ended September 30, 1996 was $3,873,232, an increase of $1,308,845 or 51% as compared to net revenue of $2,564,387 for the same period in 1995. The increase for both the three and nine month periods is primarily attributable to a substantial increase in both Saratoga branded product sales and co-pack revenue during the third quarter of $615,271 (80%) and $79,197 (48%), respectively.

GROSS PROFIT

         Gross profit margin, exclusive of depreciation and amortization, was 44% and 43%, respectively, for the three and nine month periods ended September 30, 1996. Gross profit margin was 32% and 26% for the comparable periods ended September 30, 1995. The increased gross profit margins are primarily attributable to a decrease in the fixed cost per case resulting from the increased volume of cases produced.

MARKETING

         Marketing and selling expenses increased $176,595 and $244,598 to $366,895 and $757,591, or 23% and 20% of net sales, for the three and nine month periods ended September 30, 1996, respectively. This compares with $190,300 and $512,993, or 20% of net sales, for both the three and nine month periods ended September 30, 1995. The increase in marketing and sales expenses for the three and nine month periods ended September 30, 1996 is attributable to: (i) increased discounts on distributor sales and (ii) increased commissions accrued for RCC as part of the Sales and Marketing Services Agreement, both resulting from the increased sales volume.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three and nine month periods ended September 30, 1996 were $245,715 and $646,847, respectively, an increase of $3,749 (2%) and a decrease of $136,527 (17%) from the same periods in 1995. This increase for the three and decrease for the nine month period is primarily attributable to the elimination in 1996 of all General and Administrative expenses attributable to Sample's active distribution business that was eliminated at the end of the first quarter of 1995, and a reduction in certain insurance expenses, utilities, and legal fees, partially offset by increases in salaries and payroll-related expenses, investor relations expenses, property taxes and bad debt expense..

OTHER INCOME AND EXPENSE

         Net other income for the three and nine month periods ended September 30, 1996 decreased $60,832 and $200,950, respectively, from the same periods in 1995. The decrease for both the three and nine month periods is primarily attributable to: (i) a $50,159 and $179,375 decrease in commission income; (ii) a $7,345 and $16,163 decrease in interest income; (iii) and a $3,328 and $10,804 increase in interest expense, respectively. The decrease in commission income for both the three and nine month periods is due to a decrease of $.50 per case in royalties beginning in February 1996 generated from the sale of the Mistic Distribution Agreement by Sample in the first quarter of 1995. The decreases in interest income for the three and nine month periods is primarily attributable to a decline in capital available for investment. The increase in interest expense for the three and nine month periods is primarily attributable to reduced interest subsidy from the New York State Energy Office in 1996 on an equipment loan, and interest incurred in 1996 on $100,000 outstanding balance on its revolving credit facility.


NET INCOME AND LOSS

         Net income for the three and nine month periods ended September 30, 1996 was $31,008 and $37,385 respectively, an increase of $170,205 and $658,483, respectively. The increase in net income for the three and nine month periods is primarily attributable to the substantial increase in sales, resulting in a decrease in cost of goods sold as a percentage of sales, with operating expenses remaining stable. This was partially offset by the decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1996 and 1995, cash flows used in operating activities were $20,819 and $300,576, respectively. At September 30, 1996, cash and cash equivalents was $109,969, while working capital was $494,680. The current ratio at September 30, 1996 was 1.74 : 1. The Company believes that it has sufficient liquidity to meet anticipated needs for the next twelve (12) months. However, there can be no assurance that, after such time, the Company will achieve the sales and maintain the profitability necessary to generate sufficient cash flow for its operations.

         The Company entered into a Credit Agreement with Triarc dated July 13, 1995 pursuant to which Triarc agreed to supply the Company with a $3,000,000 revolving Credit Facility in return for warrants to purchase 51% of the Company's outstanding stock on a fully-diluted basis. Borrowings under the Credit Facility bear interest at a rate per annum equal to the prime rate plus 2% if paid in cash quarterly, or the prime rate plus 3% if not paid in cash quarterly. The entire principal amount outstanding under the Credit Facility is due December 12, 2000 and may become due immediately upon the occurrence of an event of default. The note is collateralized by substantially all of the assets of the Company. For the period ending September 30, 1996, the Company has $100,000 outstanding on the revolving Credit Facility.

         There are no material commitments or contingencies at this time not disclosed in the financial statements.

                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         NONE.


ITEM 2 - CHANGES IN SECURITIES

         NONE.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE.


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

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

4.5* Form of Escrow Agreement entered into by the current stockholders of the Company and the Underwriter

9.1* Agreement, dated August 12, 1992, by and between Anthony Malatino and Robin Prever, as amended by Amendment No. 1 thereto dated as of April 30, 1993

10.1* Asset Purchase Agreement, dated as of March 31, 1992, by and between Saratoga Springs Mineral Water Company and Mineral Springs Acquisition Group, Inc.

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

10.18*** Credit Agreement, dated as of July 13, 1995, by and between the Company and Triarc

10.19*** Amendment, Waiver and Acknowledgment Agreement, dated as of December 13, 1995, by and between the Company and Triarc

10.20*** Sales and Marketing Services Agreement, dated as of May 1, 1995, between the Company and RCC

10.21***    Cott Co-pack Agreement, dated as of June 8, 1995

10.22*****  Manufacturing and Distribution Agreement, dated as of July 23, 1996, by and between the Company and Mistic Brands, Inc.

22**        Subsidiaries

24***       Power of Attorney

27****      Financial Data Schedule for the nine months ended September 30, 1996


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

            (**) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 30, 1994

            (***) Incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 29, 1996

            (****) Incorporated herein by reference to the Company's Form 10-QSB filed with the Commission on August 9, 1996

            (*****) Filed herewith

(b) Reports on From 8-K: No reports on Form 8-K were filed in the quarter ended September 30, 1996

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREINTO DULY AUTHORIZED.


                                SARATOGA BEVERAGE GROUP, INC.
                                  (REGISTRANT)



DATE:  NOVEMBER 08, 1996             BY:   /S/  ROBIN PREVER
      ------------------                   ------------------------------
                                           ROBIN PREVER
                                           CHIEF EXECUTIVE OFFICER



DATE: NOVEMBER 08, 1996              BY:   /S/  ANTHONY PRINCIPE
     ------------------                    ------------------------------
                                           ANTHONY PRINCIPE
                                           CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS



       EXHIBIT                                                NO.
       -------                                                ---
       Manufacturing and Distribution Agreement..............10.22