Form 10KSB
period 1996-12-31
SARATOGA BEVERAGE GROUP INC
filed 1997-04-15
CIK 904362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 33-62038NY

                          SARATOGA BEVERAGE GROUP, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                              14-1749554
         (State of incorporation)              (I.R.S. Employer ID Number)

    11 GEYSER ROAD,  SARATOGA SPRINGS,          Issuer's telephone number:
             NEW YORK  12866                          (518) 584-6363
 (Address of principal place of business)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                                 Name of each exchange
            Title of each class                   on which registered
                    None                                 None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing sale price of the Common Stock on April 9, 1997 as reported on the NASDAQ Small Cap Market System, was approximately $11,203,165. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock may be deemed to be affiliates for this purpose. This determination of affiliate status is not necessarily a conclusive determination of the affiliates of the issuer for other purposes.

Issuer's revenues for the fiscal year ended December 31, 1996 were $4,374,825.

As of April 9, 1997, Registrant had outstanding 2,180,799 shares of Class A Common Stock, $.01 par value per share, and 857,961 shares of Class B Common Stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.
            Transitional Small Business Disclosure Format   Yes [ ]    No [X]

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      The Company is primarily engaged in the bottling, marketing and distribution of natural spring and mineral water products from naturally free-flowing springs located on the Company's property in Saratoga Springs, New York and elsewhere, and in the packaging of products for others (co-packing). The Company's product line currently includes five water products, including a sparkling spring water product, three sparkling essence-flavored spring water products and a non-carbonated spring water product. All of the Company's products are marketed as premium domestic bottled water under the proprietary brand name "Saratoga." The Saratoga brand name has been in existence for over 120 years.

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

      On June 23, 1993, the Company consummated an initial public offering (the "Offering") for the sale of 1,200,000 shares of Class A Common Stock at an initial offering price of $5.00 per share. An additional 180,000 shares were subsequently issued to cover over-allotments. The Company received proceeds of $5,582,450, net of costs incurred in connection with the offering.

         Since the end of the 1980s, the bottled water industry has experienced rapid growth. The industry is divided into two distinct segments: non-carbonated water and sparkling (carbonated) water. The Company believes that non-carbonated water is becoming an alternative for municipal tap water and that it is perceived by consumers as a healthy and refreshing beverage alternative to soft drinks, coffee, juices and juice products. The Company also believes that sparkling water is perceived as a healthy and refreshing beverage alternative to beer, liquor and wine. The Company anticipates that sales in the bottled water industry will continue to grow as consumer trends involving increased health and fitness consciousness, alcohol moderation, and caffeine and sodium avoidance continue to develop and grow. The Company believes that it is well-positioned to take advantage of the anticipated future growth of the bottled water industry.


PRODUCTS

         The main product lines sold under the Saratoga label include five types of bottled water: sparkling spring water, sparkling lemon essence-flavored spring water, sparkling lime essence-flavored spring water, sparkling berry essence-flavored spring water and natural non-carbonated spring water.

      The Company's bottled water is sold in a variety of bottle sizes. The sparkling spring water products are packaged in four different premium sizes:
7.7 ounce, 10 ounce, 28 ounce glass bottles, and a 42.3 ounce PET (polyethylene terephthalate) recyclable bottle. The non-carbonated water is packaged in 0.5 liter, 1 liter, and 1.5 liter PET recyclable bottles.


MARKETING AND SALES

      The Company markets its products as "premium" domestic bottled water products. A premium domestic bottled water product is distinguished from other available bottled water products by being packaged in small portable containers, by being classified as a natural spring water by the FDA and by being priced higher than other domestic waters, but lower than imported premium water products.

      The Company positions its products as "premium" domestic products by highlighting the unique characteristics of the Company's water. The Company believes that the proprietary Saratoga brand name, which has been in existence for more than 120 years, is synonymous with a high class American tradition. The Company's current marketing slogan is "An American Tradition Since 1872."

      The Company believes that the high quality packaging of its products enhances their image as premium domestic bottled water products. The Company's products are bottled in unique, sleek, clear glass, embossed bottles and in clear plastic PET recyclable bottles. The Company believes that the distinctive, vertical, foil labels used for its glass bottled water products are perceived by consumers to be upscale.

      The Company has initially concentrated its marketing and sales activities on the eastern coast of the United States, particularly in the northeastern states, where Saratoga is a recognizable brand name. During the second quarter of 1996 the Company secured a customer with nationwide concession locations and throughout the year, has sold its product to this customer across the continental United States. The Company's products are marketed and sold to both on-premise accounts, such as restaurants and hotels, and to off-premise accounts, such as supermarkets, convenience stores and delicatessens.

      To date, the Company has primarily focused on securing distribution for its products, and its marketing and sales activities have generally involved regional product promotions and sponsorships tied to case sales. In addition, the Company utilized point-of-sale advertising, in-store displays, and trade incentive programs. The Company has also maintained a limited public relations campaign with a focus on the tradition of Saratoga Spring water.

      As is typical in the retail food and beverage industry, the Company has provided incentives to certain grocery stores and supermarket chains to support the merchandising of its products. Such incentives have generally been provided in the form of free or discounted product, on a temporary basis. In very competitive situations however, the Company has purchased shelf space in certain supermarkets where the exposure and sales potential justifies the cost.


DISTRIBUTION

      Since the Company commenced operations in 1992, it has been primarily focused on securing distribution for its products. The Company's distribution network includes primarily soft drink distributors, beer distributors and wine distributors. The majority of Company sales have been to distributors located in New England, the Middle Atlantic region and in Florida with the remaining sales to distributors and other retailers located primarily throughout the eastern coast of the United States and Puerto Rico. During 1996 the Company obtained a customer with a nation wide concession business and has expanded its distribution nationwide for this customer.


COMPETITION

         The bottled water industry is highly competitive, as there are over 700 brands sold in the United States. The industry is dominated by two entities, The Perrier Group and Evian Waters of France. The Company's market share is currently very small. On a regional basis, the Company's products compete with a number of regional brands, including Poland Springs and Deer Park (which are owned by The Perrier Group) in the northeastern part of the United States and Zephyrhills (which is also owned by The Perrier Group) in the southeastern part of the United States. The Company's products also compete with other beverage products, including, but not limited to, beer, liquor, wine, soft drinks, coffee, juices and juice products and "new age" beverages.

      The Company's competition includes numerous beverage bottlers and distributors, many of which are more experienced, have greater financial and management resources and have more established proprietary trademarks and distribution networks than the Company. The Company believes that it is able to compete effectively with other bottled water and beverage products because it offers a diverse product line of quality bottled water at competitive prices. Additionally, the Company believes that the relative proximity of its Saratoga Springs, New York facility to several large metropolitan markets, such as New York City and Boston, enables it to compete effectively with other regional brands on the eastern coast of the United States by minimizing shipping expenses.


PRODUCTION

      The sources of the Company's water are free-flowing springs. The Company has two bottling lines, a PET line purchased and installed during the first quarter 1994 and a glass bottling line. The production capacity of both the PET and the glass bottling equipment is over 6 million cases per year.


SUPPLIERS

      The Company does not manufacture any of the bottles or packaging in which its products are sold. The Company purchases most of its PET bottles from Schmalbach-Lubbeca, Inc. and caps for its PET bottles from IPEC Industries, Inc. The Company purchases its glass bottles from Anchor Glass Container Corporation ("Anchor") and Vitro Packaging, Inc. ("Vitro"). Anchor and Vitro manufacture the bottles in accordance with the Company's specifications. The Saratoga brand name and the Company's logo are embossed on some of the glass bottles. The Company purchases metal caps for its glass bottles from the Closure Systems International Division of the Aluminum Company of America (ALCOA). The Company is not affiliated with these suppliers.

   The Company believes that there are alternate supplies of bottles and caps readily available to it on comparable terms.


DEPENDENCE ON MAJOR CUSTOMERS

      Two of the Company's customers accounted for 27% of total revenue, or approximately $1,173,000 for the year ended December 31, 1996.

      The Company renewed a one-year agreement with a Co-packer in July 1996 to co-pack the customers private label spring water products. The agreement expires in July 1997 and will automatically renew for one year, with the consent of both parties. For the year ended December 31, 1996, 17% of total revenues or approximately $756,000 was generated by this customer. The Company continues to supply this Co-packer with their private label spring water needs.

            Sales to the Company's largest distributor, for the year ended December 31, 1996 were 10% of total revenues or approximately $418,000. This distributor continues to purchase Saratoga product.

TRADEMARKS

      "Saratoga" is a registered trademark of the Company in the United States and Canada for use in connection with mineral water, tonic water and ginger ale products. The Company has twelve other trademarks, either pending or registered, which include the "Saratoga Vichy" name, the name "Saratoga Splash" and the Saratoga racetrack oval label used on its bottles and packaging.


GOVERNMENT REGULATION

      Bottled water must originate from an "approved source" in accordance with standards prescribed by the Food and Drug Administration and the state health departments in each of the states in which the Company's products are sold. There are annual "compliance tests" of both the source and the finished product.

      The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers. The New York State Department of Health has classified the Company's water as "natural spring water."

         The Company believes that its water supply, products and bottling facilities are in compliance with all applicable state and federal government regulations.


SEASONALITY

      In the beverage industry, sales typically increase in the second and third calendar quarters due to the seasonal effects of the weather in the eastern United States. In order to help minimize the impact of seasonality on sales, the Company has placed considerable emphasis on expanding marketing and distribution in the southeastern United States, with a concentration in Florida. The Company has also actively pursued co-packing agreements to bottle spring water for other companies to smooth the seasonal fluctuations.


RESEARCH AND DEVELOPMENT

      During 1996 and 1995, the Company spent less than $10,000 on research and product development.

PRIOR ALLIANCE WITH TRIARC

      On December 13, 1995, the Company consummated a strategic alliance with Triarc Companies, Inc. ("Triarc"), a publicly-held company listed on the New York Stock Exchange. The Company and Triarc previously entered into a Credit Agreement, dated July 13, 1995 that provided for a five-year secured revolving credit facility (the "Credit Facility") with borrowings of up to $3,000,000. Pursuant to the Credit Facility, Triarc provided an aggregate principal amount outstanding at any one time of up to $3,000,000; however, Triarc would not make any loans during any calendar quarter in excess of $250,000 unless (i) after giving effect to such loan the aggregate principal amount of all indebtedness under the Credit Facility would not exceed the borrowing base (as described below) or (ii) a committee (the "Loan Committee"), comprised of a representative of each of Triarc, Royal Crown Company ("RCC"), Inc., a wholly-owned subsidiary of Triarc and the Company determined that loans in excess of $250,000 per quarter, and in excess of the borrowing base, should be made. The borrowing base, as of a given date, consisted of (a) 85% of the aggregate amount of eligible receivables at such date plus (b) 60% of the aggregate value of eligible inventory at such date; however, the portion of the borrowing base attributable to eligible inventory may not exceed 60% of the borrowing base (and would be reduced to the extent that it would otherwise exceed 60%). A condition precedent to any borrowings under the Credit Facility was that the aggregate cash and permitted investments held by the Company be less than $100,000 throughout the ten (10) business days immediately preceding the date of any loan, unless the Loan Committee decided otherwise.

      In connection with the Credit Agreement, the Company executed a Security Agreement and a Mortgage. The Security Agreement granted Triarc a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, general intangibles, equipment, documents and intellectual property of the Company. The Mortgage granted Triarc a first security mortgage interest in the Company's premises and facilities in Saratoga Springs, New York (see Item 2, Properties). In addition, the executive officers, directors and certain shareholders of the Company, as a condition to the extension of credit under the Credit Facility, executed the lock-up agreements and a voting agreement.

      Borrowings under the Credit Facility bear interest at a rate per annum equal to the prime rate plus 2% if paid in cash quarterly, or the prime rate plus 3% if added to the principal balance. The entire principal amount outstanding under the Credit Facility was due December 12, 2000 and would become due immediately upon the occurrence of an event of default.

      The Credit Agreement contained certain covenants and conditions, which, among other things, (i) prohibited the payment of dividends; (ii) prohibited fundamental changes (including certain types of mergers, consolidations, dispositions, acquisitions, or dissolutions), (iii) required a minimum consolidated tangible net worth of the Company of $1,500,000, less reductions in consolidated tangible net worth incurred as a result of the Triarc transactions, (iv) required the maintenance of corporate existence, (v) required compliance with governmental and regulatory rules and regulations, (vi) required the maintenance of insurance and (vii) placed limitations on future liens, indebtedness, investments, transactions with affiliates and the creation of subsidiaries.

      As consideration for the execution of the Credit Agreement by Triarc and the execution of the Sales and Marketing Services Agreement as described below by RCC, the Company issued two warrants to Triarc: (i) one Non-Callable Warrant A (the "A Warrant") to purchase a number of shares of Common Stock which would equal 25% of the total number of shares of Common Stock outstanding on a fully-diluted basis on the date of exercise, at an exercise price of $.01 per share, and (ii) one Non-Callable Warrant B (the "B Warrant") to purchase a number of shares of Common Stock which would equal 26% of the total number of shares of Common Stock outstanding on a fully-diluted basis on the date of exercise, at an exercise price of $3.50 per share. The exercise price of the B Warrant was subject to a reduction from $3.50 per share to $2.46 per share if the Company sold more than 1,250,000 cases of the Company's branded product (i.e. "Saratoga" products) during the 12-month period prior to the date of exercise of the B Warrant. Both Warrants were exercisable in whole, but not in part, at any time prior to December 12, 2000; however, the B Warrant could not be exercised prior to the exercise by Triarc of the A Warrant.

SALES AND MARKETING SERVICES AGREEMENT

      Effective May 1, 1995, the Company and RCC entered into a five-year Sales and Marketing Services Agreement, in which the RCC agreed to act as the Company's sole and exclusive sales agent for the purpose of selling the Company's products. In connection therewith, RCC agreed to use commercially reasonable efforts at all times to promote the sale of the Company's products, including servicing and soliciting retailers, wholesalers, distributors, and national accounts, and to provide advice and assistance relating to the marketing of the Company's products, including advice regarding branding, packaging and positioning for the products, design of trade promotions and advertising, public relations, and the establishment of relationships with distributors and the pricing of products to distributors. RCC was required to stay informed of the conditions in the markets for the Company's products including, in particular, pricing, trade statistics and demand forecasting by product and package and to provide such data to the Chief Executive Officer and Board of Directors (or duly appointed committee thereof) of the Company on a monthly basis. In addition, RCC provided consulting services with respect to financial and operational issues. In return for such services, the Company agreed to pay RCC a commission of $.50 per case of products sold by the Company. For the years ended December 31, 1996 and 1995, the Company paid RCC $195,200 and $108,400, respectively in commissions related to the Sales and Marketing Services Agreement. Effective December 1, 1996, the Sales and Marketing Services Agreement was terminated.

      On January 31, 1997, the Company and Triarc entered into a Termination Agreement whereas, the Credit Agreement, the Security Agreement and the Mortgage were terminated and all the collateral securing the Credit Facility was released. In connection with the Termination Agreement, the voting agreement and each of the lockup agreements were terminated.

      As part of the Termination Agreement, the Company paid the $300,000 outstanding balance on the Credit Facility and Triarc acquired 300,000 shares of the Company's A common stock, $.01 par value, upon partial exercise of the A Warrant for an aggregate of $3,000. The remainder of the A Warrant and the entire B Warrant were canceled. The unamortized balance in deferred financing costs of $68,126, associated with the Credit Agreement, was written off in December 1996, after the Company determined that it had no future value.


CURRENT BUSINESS COMBINATION DISCUSSIONS

      On February 25, 1997, the Company announced it has entered into discussions concerning a possible business combination and/or merger with HYPE Beverage Corporation, a privately-held Canadian company which produces a unique line of vitamin-enhanced energy drinks. The discussions are continuing, but no agreement has been reached with HYPE Beverage Corporation as of April 9, 1997.

There can be no assurance that a business combination and/or merger with HYPE Beverage Corporation or other entity will occur on terms acceptable to the Company or at all.


 EMPLOYEES

      As of April 9,1997, the Company's headquarters and bottling operations had 1 part-time and 14 full-time employees, including 9 production, 6 executive, sales and administrative employees.

      None of the Company's employees are represented by a labor organization, and the Company considers its relationship with its employees to be satisfactory.


ITEM 2.  PROPERTIES

      The Company's source springs are located on 48 acres in Saratoga Springs, New York. The Company's bottling facility and office space are also located there, enabling it to bottle its carbonated and non-carbonated water products at the source. The facility is owned by the Company and was subject to a $3,000,000 mortgage on all of the real and personal property of the Company issued in favor of Triarc (see Item 1, Business, Termination Agreement). The property consists of an approximately 40,000 sq. ft. building which has been substantially rebuilt since 1985. The existing bottling equipment is also owned by the Company. The carbonated bottling line was installed in 1985 and the PET bottling line was installed in 1994. The Company believes that its insurance policies provide adequate coverage on its facilities and equipment. The facilities are in adequate condition for their intended use.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no submission of matters to a vote of security holders.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Class A Common Stock is traded on the NASDAQ Small Cap Market under the symbol TOGA. The following tables lists the high and low market prices for these shares for each quarter during which Class A Common Stock was traded for the years 1996 and 1995.

                                1996                      1995
                                ----                      ----

                         High         Low           High         Low
                         ----         ---           ----         ---
         1st Quarter     2 1/4        1 3/8         5 7/8        2 7/8
         2nd Quarter     3 1/2        1 5/16        5 1/4        2 1/2
         3rd Quarter     2 1/2        1 1/8         4 1/4        2 3/8
         4th Quarter     1 7/8          7/8         2 5/8        1 1/4


   As of April 9, 1997, the approximate number of common shareholders of record was 1,328.

      Since its inception in April 1992, the Company has not paid any cash dividends on its capital stock. The Company anticipates that its future earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the Common Stock will be paid in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

   The Company was formed in April 1992 in connection with the acquisition of assets from Evian Waters of France. Results of operations data are presented for the years ended December 31, 1996 and 1995. The Company's fiscal year ends on December 31.


RESULTS OF OPERATIONS

      The following selected financial data of the Company has been derived from the financial statements and notes thereto of the Company, which are included in this Form 10-KSB.

                                                 Year ended          Year ended
                                              December 31, 1996   December 31, 1995
                                              -----------------   -----------------
         Statement of Operations Data:
           Total revenue                         $ 4,374,825         $ 3,265,314
           Net loss                                 (147,459)           (923,430)
           Net loss per share                           (.06)               (.35)
           Weighted average number of
            common shares outstanding (1)          2,626,651           2,626,179

     ---------------------------------------------------------------------------

                                                      Year ended           Year ended
                                                   December 31, 1996    December 31, 1995
                                                   -----------------    -----------------
         Percentage of Total Revenue:
                  Total revenue                                100%                 100%
              Cost of goods sold
                                                                63                   73
                                                       -----------          -----------
                  Gross profit                                  37                   27

                Operating expenses
                  Marketing and sales                           11                   18
                  General and administrative                    21                   31
                  Depreciation and amortization                 10                   11
                                                       -----------          -----------

                Operating loss                                  (5)                 (33)

                Other Income, net                                2                    4
                                                       -----------          -----------

              Net loss                                          (3%)                (27%)
                                                       ===========          ===========

                Balance Sheet Data:
                  Working capital                      $   386,670          $   255,298
                  Total assets                           2,629,888            2,990,376
                  Total indebtedness (2)                   313,750              150,992
                  Accumulated deficit                   (7,267,217)          (7,119,758)
                  Total stockholders' equity             2,014,471            2,176,389

----------------

(1) Excludes the Escrowed Shares discussed in Note 13 of financial statements.

(2) Includes obligations under capitalized lease in 1996. See Note 7 of financial statements.


   REVENUES

      Net sales in 1996 increased 34% to $4,374,825, an increase of $1,109,511 from net sales of $3,265,314 in 1995. The increase is primarily attributable to
(i) an increase in co-pack revenue of 154% or $643,073 and (ii) an increase in branded product sales of 16% or $466,438 in 1996. Co-pack revenue was $1,060,059 in 1996 as compared with $416,986 in 1995. Branded Product sales were $3,314,766 in 1996 as compared with $2,848,328 in 1995.


   GROSS PROFIT MARGINS

      Gross profit increased 87% to $1,625,704 in 1996 from $869,850 in 1995. The increase in gross profit dollars is primarily attributable an increase in net sales in 1996 over 1995. The gross profit percentage increased ten percentage points from 27% in 1995 to 37% in 1996. The increase in the gross profit percentage in 1996 Is primarily due to a decrease in fixed costs per case attributable to the increase in the volume of cases produced during the year.


   MARKETING AND SALES EXPENSES

      Marketing and selling expenses decreased 19% to $489,701 in 1996 from $601,887 in 1995. As a percentage of net sales, marketing and selling expenses decreased to 11% in 1996 from 18% in 1995. The $112,186 decrease in marketing and selling expenses is primarily attributable to the execution of the Sales and Marketing Services Agreement (see item 1, Business) which was in place for six months in 1995 and a full year in 1996. The Agreement required the Company to pay RCC $.50 for each case of branded product sold. Prior to this Agreement, the Company had its own sales force. The Sales and Marketing Services Agreement was terminated effective December 1, 1996.

   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased 9% to $906,885 in 1996 from $992,138 in 1995. As a percentage of net sales, general and administrative expenses decreased to 21% in 1996 from 30% in 1995. The Company's general and administrative expenses are comprised primarily of fixed costs and, as net sales increase, these expenses generally remain constant; however, they decrease as a percentage of net sales. The decrease of $85,253 in general and administrative expenses reported by the Company in 1996 is primarily attributable to overall cost-cutting measures with decreases in telephone, travel and entertainment, professional fees, legal fees and certain insurance costs.


   DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased 31% to $442,143 in 1996 from $338,714 in 1995. As a percentage of net sales, depreciation and amortization remained at 10%. The increase of $103,429 in depreciation and amortization in 1996 is primarily attributable to (I) the $85,158 write-off of deferred financing costs, of which $68,126 was written off in the fourth quarter of 1996, associated with the Termination Agreement (Item 1, Business, Triarc Alliance) and an increase in depreciation of $18,271.


   OTHER INCOME / EXPENSE

      Other income / expense, net, decreased 53% in 1996 to $65,566 from $139,459 in 1995. The $73,893 decrease is primarily due to a 38% decrease in commission income of $45,706, a decrease in interest income of $16,246, an increase in interest expense of $13,559 and a decrease of $1,618 in loss on disposal of equipment, in 1996 as compared with 1995. The decrease of $45,706 in commission income is primarily due to the $.50 decrease per case commission for each case sold after February 1996 in accordance with the Mistic Distribution Agreement signed by Sample in 1995. The decrease of $16,246 in interest income is due to the decline in cash available for investment. The $13,559 increase in interest expense was the result of the $300,000 borrowing under the Credit Facility partially offset by the elimination of the $91,000 principal balance on a term loan.


   LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1996, the Company's working capital was $386,670, including cash and cash equivalents of $387,938, as compared to working capital of $255,298 and cash and cash equivalents of $352,797 at December 31, 1995. The current ratio at December 31, 1996 was 1.6 to 1 as compared to 1.3 to 1 at December 31, 1995. The $35,141 increase in cash and cash equivalents is attributable to (i) net cash provided by operations of $71,771, (ii) net cash used for investing activities of $137,915, and (iii) net cash provided by financing activities of $101,285.

      The Company's debt-to-equity ratio at December 31, 1996 was .37%. Debt includes the $7,455, long-term portion of obligation under capital lease for certain equipment. Current liabilities include accounts payable and accruals of $301,667, $6,295, short-term portion of obligation under capital lease and $300,000 on the Credit Facility that was completely paid on January 31, 1997; accordingly, the entire $300,000 balance under the Credit Facility was classified as a current liability. As of December 31, 1996, the Company had a $3,000,000 line of credit with Triarc, of which $300,000 was outstanding.

      On January 31, 1997, the Company and Triarc entered into a Termination Agreement whereby the Credit Agreement was terminated and as such, the Credit Facility was terminated and the $300,000 outstanding principal balance was repaid (see Item 1, Business).

         The Company anticipates upgrading of their bottling lines in 1997 and the construction of a facility addition. The estimated cost of the project is $1,500,000. The project has been approved by the Saratoga County Industrial Development Agency which will enable the Company to obtain tax-exempt financing. However, the borrowing has not yet been approved by a financial institution.

      In addition to the $300,000 payment, made on January 31, 1997, to repay the outstanding balance of the Credit Facility, and the planned upgrade of the facility and equipment, the Company has no other significant commitments or known contingencies that are expected to require sizable cash outlays in 1997. While the Company will continue to incur costs to develop and introduce new products, it will strive to limit such costs by (i) using innovative, cost effective targeted marketing techniques and (ii) negotiating contingent compensation packages, when practical, for outside professionals involved in new product activities.

      The Company believes that its efforts to reduce operating losses will generate positive cash flows; this supplemented with the $250,000 line of credit supplied by the president and a principal shareholder (note 8 of the Consolidated Financial Statements), will be adequate to meet its operating needs over the next twelve months.


ACCOUNTING STANDARDS

      Effective December 31, 1997, the Company will be required to implement Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share". FAS 128 replaces the presentation of primarily earning per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator and denominator of the diluted EPS computation. Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on the consolidated financial statements.


SUBSEQUENT EVENTS

      On January 31, 1997 the Company and Triarc entered into a Termination Agreement whereby, the Credit Agreement, the Security Agreement and the Mortgage were terminated, and the collateral securing the Credit Facility was released. In connection with the Termination Agreement, the Voting Agreement, and each of the Lockup Agreements were terminated. The Sales and Marketing Agreement was terminated, effective December 1, 1996, by a letter dated January 9, 1997.

      As part of the Termination Agreement, the Company paid the $300,000 balance outstanding on the Credit Facility and Triarc acquired 300,000 shares of the Company's A common stock upon partial exercise of the A Warrant for an aggregate of $3,000. The remainder of the A Warrant and the entire B Warrant were canceled.

      On February 25, 1997 the Company announced it has entered into discussions concerning a possible business combination and/or merger with HYPE Beverage Corporation, a privately-held Canadian company which produces a unique line of vitamin-enriched energy drinks. The discussions are continuing but no agreement has been reached with HYPE Beverage Corporation as of April 9, 1997. There can be no assurance that a business combination and/or merger with HYPE Beverage Corporation or another entity will occur on terms acceptable to the Company, or at all.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 13.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Directors, executive officers and key employees of the Company are as follows:

  Name                         Age                  Position

Robin Prever (1)(3)            36    President, Chief Executive Officer and Director
Adam Madkour                   45    Chief Operating Officer
Anthony Principe               45    Chief Financial Officer
Peter R. Campbell (1)(2)       59    Chairman of the Board
Warren Lichtenstein (3)        31    Director
Alan G. Leyland (4)            58    Director
John A. Morabito (1)(3)        37    Director
Kenneth A. Thomas (4)          43    Director
Leonard Toboroff (1)(2)        64    Director

------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Stock Option Committee.
(4) In connection with the Termination Agreement, Mr. Alan Leyland and Mr. Kenneth Thomas resigned as directors effective January 31, 1997.

         Ms. Prever has been the president, chief executive officer and a director of the Company since its inception in April 1992. She was the secretary of the Company from its inception until April 1993. Ms. Prever was a vice president of Gabelli Asset Management Company ("GAMCO"), an investment advisory firm, where she was employed from 1986 to 1993. Ms. Prever is an attorney and has been a member of the bar in the State of Florida since 1985.

      Mr. Madkour has been the chief operating officer of the Company since September 1993. Mr. Madkour was general manager of manufacturing for the Deer Park Division of Clorox Inc. since 1987, and is an electrical engineer.

      Mr. Principe has been the chief financial officer of the Company since August 1995. Mr. Principe, who is a New York State Certified Public Accountant, has worked as chief financial officer in the medical device manufacturing industry. He gained his required certification experience with KPMG Peat Marwick.

      On November 6, 1996, Mr. Campbell was elected Chairman of the Board of the Company. Mr. Campbell has been a director of the Company since the completion of the Company's public offering in June 1993. He is president of a consulting firm, Campbell Resources, in Phoenix, Arizona. Prior to this, he was senior vice president and managing director for the Corporate Finance Department of Rauscher Pierce Refsnes, Inc., Phoenix, Arizona, since September 1993. From 1986 to 1993, he was vice president of mergers and acquisitions for First Albany Corporation.

      Mr. Leyland is president of Tribev. From 1993 through 1996, he served RCC in various senior executive capacities. Prior to joining RCC, Mr. Leyland was president and owner of C.A.C., Inc., a firm providing consulting services for clients in the soft drink business. Prior thereto, Mr. Leyland was president of Lakelands Beverages, Inc., a Canadian soft drink bottler. On January 31, 1997, in connection with the Termination Agreement, Mr. Leyland resigned from the Board of Directors.

   Mr. Lichtenstein has been a director of the Company since June 29, 1994. Mr. Lichtenstein has been with Steel Partners since 1990. Prior thereto, he was with Ballantrae, a private investment firm, for two years. Mr. Lichtenstein serves as a director of SL Industries, Inc., Synercom Technology Inc. and Gateway Communications, Inc.

      Mr. Morabito has been a director of the Company since June 1993, Mr. Morabito has been the director of sales development for United Distillers Glenmore, Inc. since 1989. From 1986 through 1989, he was a regional manager for Brown-Foreman Beverage Company and from 1983 through 1986 he was a regional manager for Joseph Victori Wine Company. Prior to that time, Mr. Morabito was employed by each of Foreman Brothers Incorporated and D. Bertoline and Sons as a sales representative.

      Mr. Thomas has been the senior vice president and chief financial officer of RCC since June 1993. Prior thereto, Mr. Thomas was vice president-finance of Cadbury Beverages, North America. On January 31, 1997, in connection with the Termination Agreement, Mr. Thomas resigned from the Board of Directors.

      Mr. Toboroff has been a director of the Company since June 1993 and was elected Chairman of the Board of Company on December 12, 1995. He resigned as Chairman effective November 6, 1996. He has been vice president and vice chairman of the board of Allis-Chalmers Corp. since May 1988. Mr. Toboroff has been a practicing attorney since 1961 and from January 1, 1988 to December 31, 1990 was counsel to Summit Solomon & Feldesman in New York City. He has been a director of Ameriscribe, Inc. since August 1987 and was the chairman and chief executive officer thereof from December 1987 to May 1988. Mr. Toboroff was a director from May 1982 through September 1988, chairman and chief executive officer in June 1982 and vice chairman from June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also an executive vice president and a director of Riddell Sports, Inc. Mr. Toboroff is a director of Banner Industries and Engex Corporation.

      All directors of the Company hold office until the next annual meeting of stockholders, currently scheduled for June 1997, or until their successors are elected and qualify. All non-employee directors receive $500 per meeting attended as cash compensation for their services to the Company as directors, and are reimbursed for reasonable expenses incurred in connection with attending meetings of the Board of Directors. In addition, Mr. Toboroff received $2,000 per month compensation for his services as Chairman of the Board that ended November 6, 1996. Directors who are not officers of the Company are also entitled to participate in the Stock Option Plan. At the date of the public offering, the Company granted to each of the directors and nominees for directors of the Company options to purchase 2,000 shares of Class A Common Stock at a per share price equal to the initial public offering price of the Class A Common Stock and an additional 2,000 shares on the date of each Annual Meeting of the Company's stockholders. (see Item 10, Executive Compensation, Stock Option Plan.) Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.


ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid or accrued for such services rendered during such period by the chief executive officer. No other executive officer of the Company had aggregate compensation from the Company exceeding $100,000 in 1996.


                                        Annual Compensation          Payouts
                                        -------------------   ---------------------
    Position                            Year      Salary      Options - # of shares
    --------                            ----      ------      ---------------------

    Robin Prever, President             1996      $125,000
        and Chief Executive Officer     1995      $108,173           15,000 (1)
                                        1994      $ 79,125

(1)  Represents compensation for a voluntary salary reduction in 1994.
------------------

EMPLOYMENT AGREEMENTS

      On June 15, 1993, the Company entered into an employment agreement with Robin Prever (the "Prever Agreement"), the president and chief executive officer of the Company. The Prever Agreement has a term of three years and provides for an annual salary of $125,000 and such bonuses as may be awarded from time to time by the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit. After the initial three-year period, the agreement will automatically renew unless notice is given, 90 days in advance of the expiration date, by either party. Accordingly, the agreement has been extended through June 15, 1998. The Board of Directors may increase such salary from time to time. The Prever Agreement provides for a severance payment equal to the full amount of Ms. Prever's base salary and bonus (based upon the average of prior bonuses actually paid) through the term of the agreement in the event that either (i) Ms. Prever is terminated by the Company other than for "Cause" (as defined in the Prever Agreement) or (ii) Ms. Prever terminates her employment for "Good Reason" (as so defined). No options were granted to or exercised by Ms. Prever during 1996.

   The following table sets forth information with respect to Robin Prever concerning the unexercised options held as of the end of the last fiscal year. Robin Prever did not exercise options during the Corporation's fiscal year ended December 31, 1996.


                         FISCAL YEAR-ENDED OPTION VALUES

                NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED
                       OPTIONS                     IN-THE-MONEY OPTIONS AT
                 AT DECEMBER 31, 1996                 DECEMBER 31, 1996
              ---------------------------         ---------------------------
Name          Exercisable   Unexercisable         Exercisable  Unexercisable

Robin Prever        190,000       25,000               --           --

(1) The closing bid price of the Class A Common Stock on the Nasdaq SmallCap Market on December 31, 1996 was $0.9375.


STOCK OPTION PLAN

      In June 1993, the Board of Directors of the Company approved the adoption of the Saratoga Spring Water Company 1993 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provided for the issuance of options covering up to 466,000 shares of Class A Common Stock (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events) and Stock Appreciation Rights in tandem with options. Generally, Stock Appreciation Rights will be subject to the same terms and conditions as options. Options may be granted under the Stock Option Plan to employees, officers or directors of, and consultants and advisors to, the Company.

         On December 12, 1995 the shareholders of the Company approved an amendment to the Company's 1993 Stock Option Plan increasing the number of shares available for issuance from 466,000 to 616,000.

      Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or non qualified stock options. The purchase price of the Class A Common Stock made subject to an option shall be determined by the Compensation Committee at the time of grant, provided that the purchase price of incentive stock options may not be less than the fair market value of the Company's Class A Common Stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Compensation Committee, provided that no option may be exercised after ten years and one day from the date of grant (ten years in the case of an incentive stock option) and provided further that the Contingent Options granted to Ms. Prever and Mr. Anthony Malatino (as described below) will not become exercisable unless and until the Company achieves certain pre-determined earnings or market price targets. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non qualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant.

      Furthermore, under the Stock Option Plan, directors who are not also employees of the Company receive an Option ("Initial Option") to purchase 2,000 shares of Class A Common Stock upon their initial election to the Board of Directors, exercisable at the fair market value on the date of grant. On June 23, 1993, each person who was then a non-employee director received 2,000 options ("IPO Options"), at an exercise price of $5.00 per share. These options are exercisable as to 33 1/3% of the shares subject thereto on the date of grant, and as to 33 1/3% on each of the following two anniversaries of such date of grant. In addition, on the date of each annual meeting of stockholders held subsequent to January 1, 1994, each qualified director will automatically receive options ("Annual Options") to purchase 2,000 shares of Class A Common Stock exercisable 50% per year over a period of two years beginning on the date of grant, at the fair market value of the Class A Common Stock on the date of grant.

      Generally, options granted to directors under the Stock Option Plan will terminate three months after the date of the director's termination, resignation or retirement from the Board of Directors of the Company, but in no event after the option has expired by its terms. If any option granted under the Stock Option Plan should expire or become unexercisable for any reason without having been exercised in full, the unpurchased shares will become available for further grant under the Stock Option Plan.

      Effective June 25, 1993, the Company granted options (the "Contingent Options") to purchase 100,000 shares of Class A Common Stock to each of Ms. Prever and Mr. Malatino at an exercise price per share equal to $1.00. The Contingent Options will become exercisable upon attainment by the Company of the same earnings or market price targets applicable to the Escrowed Shares. (See
Item 11, Security Ownership of Certain Beneficial Owners and Management, Escrowed Shares.) In connection with the execution of the Credit Agreement on December 12, 1995, Mr. Malatino and Ms. Prever each agreed to cancel contingent options to purchase 75,000 shares of common stock. These options expire April 30,1997.

      Also effective June 25, 1993, the Company granted Ms. Prever options to purchase an aggregate of 50,000 shares of Class A Common Stock at an exercise price per share equal to the initial public offering price of $5.00, of which 50% were exercisable immediately and 50% became exercisable on June 25, 1994, the first anniversary of the consummation of the Offering. Also on June 25, 1993, the Company issued options to Ms. Prever to purchase an aggregate of 100,000 shares of Class A Common Stock, 50% of which became exercisable at $7.50 per share on June 25, 1995, and 50% of which became exercisable at $10.00 per share on June 25, 1996. The Company also granted Mr. Malatino options to purchase an aggregate of 25,000 shares of Class A Common Stock at $5.00 per share on June 25, 1993, which were exercisable immediately.

      On June 23, 1993, the Company entered into a consulting agreement with Mr. Toboroff, a director of the Company. Pursuant to the consulting agreement, Mr. Toboroff rendered management consulting and business development services to the Company for a period of three years. In lieu of cash compensation for these services, Mr. Toboroff has been granted options to purchase an aggregate of 50,000 shares of Class A Common Stock at a per share price of $5.00, the initial public offering price, reduced to $3.50 per share in 1995. Twenty-five percent (25%) of such options became exercisable on December 31, 1993, with the remaining options exercisable in equal amounts on June 25, 1994, June 25, 1995 and June 25, 1996.

      During 1996, 66,505 stock options were granted, none were exercised, and 1,500 were canceled. The Company does not grant stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of April 9, 1997, certain information with respect to the beneficial ownership of the Common Stock by (i) each director and nominee for director of the Company, (ii) each person named in the compensation table, (iii) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's voting securities and (iv) all officers, directors and nominees for directors of the Company as a group.

                           Number of
                            Shares
                           of Common
                              Stock          Percentage Beneficially Owned
Name and Stock            Beneficially       -----------------------------
Address of                    Owned          Of Shares       Of Voting
Beneficial Owner        At April 9,1997 (1)  (1)(2)(3)     Power(2)(3)(4)
----------------        -------------------  ---------     --------------
Anthony Malatino (8)       987,102 (11)          30.6%         62.2%
Robin Prever (5)           987,102 (11)          30.6%         62.2%
Adam Madkour (5)             14,334(14)              *             *
Anthony Principe (5)          1,692(16)              *             *
Warren Lichtenstein (7)       5,000(15)              *             *
John Morabito (9)             7,000(12)              *             *
Peter R. Campbell (6)         7,000(12)              *             *
Leonard Toboroff (10)        71,000(13)              *             *

  All officers and
  directors as a group
  (7 persons)                 1,093,128          32.8%         62.8%

-----------------
* Less than 1%.

(1) Each holder of Class B Common Stock has placed 7.69% of his or her shares in escrow and may vote, but not dispose of, any of such shares during the term of the escrow agreement. See--"Escrowed Shares."

(2) Based upon 2,180,799 shares of Class A Common Stock and 857,961 shares of Class B Common Stock, including the Escrowed Shares, outstanding at April 9,1997. See "Escrowed Shares."

(3) The Information presented with respect to stock ownership and related percentage information is based on Common Stock as a percentage of the aggregate number of shares of Common Stock outstanding, treating the Class A Common Stock and the Class B Common Stock as a single class. The number of shares of Class A Common Stock outstanding does not include (i) 120,000 shares issuable upon exercise of warrants issued to the Underwriter in connection with the Offering , (ii) an aggregate of 591,990 shares issuable upon exercise of certain outstanding stock options or reserved for issuance pursuant to the Company's Stock Option Plan, including the Contingent Options to purchase an aggregate of 50,000 shares which options will become exercisable upon attainment by the Company of certain pre-determined earnings or market price targets. See "Management--Stock Option Plan" and "Underwriting."

(4) The Class A Common Stock and the Class B Stock are identical, except that the holders of the Class A Common Stock are entitled to one vote per share, whereas the holders of the Class B Common Stock are entitled to five votes per share on all matters submitted for stockholder vote. See "Description of Securities--Class A Common Stock and Class B Common Stock."

(5) The business address of each of Messrs. Madkour, Principe, and Ms. Prever is c/o Saratoga Beverage Group, Inc., 11 Geyser Road, Saratoga Springs, New York 12866.

(6) The business address of Mr. Campbell is c/o Campbell Resources, 5207 N. 24th Street, Phoenix, AZ 85016

(7) The business address of Mr. Lichtenstein is c/o Steel Partners, 750 Lexington Avenue, New York, NY 10022.

(8) The business address of Mr. Malatino is c/o Dean Witter Reynolds, One Key Corp Plaza, Albany, NY 12207.

(9) The business address of Mr. Morabito is 1937 Fields Pond Drive, Marietta, GA 30068.

(10) The business address of Mr. Toboroff is c/o Riddell Sports, 900 Third Avenue, New York, NY 10022.

(11) Mr. Malatino and Ms. Prever are parties to an agreement wherein they have each agreed to vote for each other's nominee to the Board of Directors of the Company and will vote their shares of capital stock together on all matters submitted to a stockholder vote. They have also granted to each other the right to vote the other's shares of capital stock of the Company under certain circumstances. Mr. Malatino and Ms. Prever have granted to each other, under certain circumstances, a right of first refusal to purchase his or her shares of capital stock of the Company. See "--Stockholder Agreement." Mr. Malatino disclaims beneficial ownership of Ms. Prever's 184,373 shares, and Ms. Prever disclaims beneficial ownership of Mr. Malatino's 600,729 shares of Class B Common Stock. The number of shares (I) includes 10,000 shares of Class A Common Stock owned by Mr. Malatino (ii) includes 192,000 shares of Class A Common Stock issuable upon exercise of certain options held by Mr. Malatino and Ms. Prever that are exercisable currently or within 60 days and (iii) excludes 50,000 shares of Class A Common Stock issuable upon exercise of certain options held by Mr. Malatino and Ms. Prever that will not be exercisable within 60 days, including the Contingent Options. See "Management--Stock Option Plan."

(12) Includes 7,000 shares of Class A Common Stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 1,000 shares issuable upon options that are not exercisable within 60 days.

(13) Includes 67,000 shares of Class A Common Stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 1,000 shares issuable upon options that are not exercisable within 60 days.

(14) Includes 14,334 shares of Class Common Stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 6,666 shares issuable upon options that are not exercisable within 60 days.

(15) Includes 5,000 shares of Class A Common Stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 1,000 shares issuable upon options that are not exercisable within 60 days.

(16) Includes 1,667 shares of Class A Common Stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 3,333 shares issuable upon options that are not exercisable within 60 days


 STOCKHOLDER AGREEMENT; VOTING AGREEMENT

      Anthony Malatino, the chairman of the board of the Company until December 12, 1995, and Robin Prever, the president, chief executive officer and a director of the Company, are parties to a voting trust agreement, dated August 17, 1992, as amended in April 1993 (the "Stockholder Agreement"), wherein until May 1, 1998, Mr. Malatino and Ms. Prever have agreed to vote for the other's nominee to the Board of Directors of the Company and to vote their shares of capital stock of the Company together on all matters submitted to a stockholder vote. In the event Mr. Malatino and Ms. Prever do not agree on their vote, the Stockholder Agreement provides that the aggregate shares of capital stock of the Company held by them will be voted in proportion to the other shares of voting stock of the Company that have been voted. Pursuant to the Stockholder Agreement, Mr. Malatino and Ms. Prever have also each been granted the right to vote the other's shares of stock of the Company in the event that he or she becomes permanently disabled or dies. Each of Mr. Malatino and Ms. Prever has granted to the other, under certain circumstances, a right of first refusal to purchase his or her shares of capital stock of the Company.

      Mr. Malatino and Ms. Prever own, in the aggregate, approximately 92% of the outstanding shares of Class B Common Stock. Any shares of Class A Common Stock issued to Mr. Malatino or Ms. Prever upon exercise of any outstanding options will become subject to the terms of the Stockholder Agreement. See "Management--Stock Option Plan."


ESCROWED SHARES

         Of the 1,036,036 shares of Class B Common Stock outstanding at December 31, 1996, 100,000 shares (the "Escrowed Shares") are deposited in escrow until such time, if ever, as the Escrowed Shares are released from escrow in accordance with terms of the escrow agreement. Each holder of Class B Common Stock has contributed pro rata to the number of Escrowed Shares. The Escrowed Shares are not assignable or transferable, but may be voted, until such time, if ever, as they are released from escrow. A stockholder's rights to his or her shares of Class B Common Stock in escrow are not affected by any change in his or her status as an employee, officer or director of, or his or her relationship with, the Company, and, in the event of such stockholder's death, the terms of the escrow agreement will be binding on such stockholder's executor, administrator, estate and legatees. Upon release, if ever, the Escrowed Shares shall be returned to the Class B Common Stockholders in the same proportion in which such shares were originally contributed. All Escrowed Shares remaining in escrow on April 30, 1997 will be forfeited and then canceled and contributed to the Company's capital. The arrangement relating to the Escrowed Shares was required by the underwriter as a condition to the June 1993 Public Offering.

      The Escrowed Shares will be released from escrow if and only if (i) the Company's Minimum Pretax Income (as defined below) is at least $2.8 million for the fiscal year ending December 31, 1994; (ii) the Minimum Pretax Income is at least $3.6 million for the fiscal year ending December 31, 1995; or (iii) the Minimum Pretax Income is at least $4.2 million for the fiscal year ending December 31, 1996. The Escrowed Shares will also be released if, during the period commencing December 24, 1994 and ending June 24, 1996, the closing bid price of the Class A Common Stock shall, for a period of 30 consecutive business days, average in excess of $25.00 (subject to adjustment in the event of any stock split, dividend or distribution, reverse stock split or other similar event). It is unlikely that the escrowed shares will be released.

           "Minimum Pretax Income" means for any fiscal year the Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges to income, if any, resulting from the release of the Escrowed Shares, all as audited and determined by the Company's independent public accountants.

         In the event any of the Escrowed Shares are released to officers and other employees of the Company, such release will result, for financial reporting purposes, in compensation expense to the Company. In the event the Company attains any of the pre-determined earnings or market price targets (or such events become probable), the difference between the fair market value of the Escrowed Shares at the time they were placed in escrow and the time they are released will be deemed to be additional compensation expense to the Company. Accordingly, the Company will recognize during the period in which the earnings or market price targets are met (or such events become probable), what could be a significant one-time charge to income, which could reduce or eliminate earnings, if any, or increase the Company's loss during such period. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. However, it is not likely that these escrow shares will be released.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      At December 31, 1996, the Company's cash and cash equivalent balance includes approximately $231,000 of cash equivalents invested in a money market account with Dean Witter Reynolds, Inc. Anthony Malatino, chairman of the Board of Directors until December 12, 1995 and principal stockholder of the Company, is an officer of Dean Witter Reynolds, Inc.

      The Company agreed to compensate Peter Campbell $1,667 per month for his services as Chairman of the Board for one year commencing July 1996.

      The Company's president and a major shareholder have supplied the Company with a $250,000 line-of-credit for a one year period or until such time as the Company obtains a line-of-credit from a bank. (See note 8 to the Consolidated Financial Statements)


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    1.   Financial Statements:  See Index To Financial Statements

    2.   Exhibits included herein:

         a) Exhibits and Index

Exhibit No.

2.1*       (P) Agreement and Plan of Merger
3.1*       (P) Restated Certificate of Incorporation of the Company
3.2*       (P) By-Laws of the Company
4.1*       (P) Specimen of Class A Common Stock Certificate
4.2***     (P) Non-Callable Warrant A dated December 13, 1995 by the Company to
               Triarc to purchase 25% of the number of shares of Class A Common Stock of Saratoga then issued and outstanding, on a fully-diluted basis
4.3***     (P) Non-Callable Warrant B dated December 13, 1995 by the Company to
               Triarc to purchase 26% of the number of shares of Class A Common Stock of Saratoga then issued and outstanding on a fully-diluted basis
4.4*       (P) Form of Underwriter's Warrant
4.5*       (P) Form of Escrow Agreement entered into by the current stockholders of the Company and the Underwriter
9.1*       (P) Agreement, dated August 12, 1992, by and between Anthony Malatino and Robin Prever, as amended by Amendment No. 1 thereto dated as of April 30, 1993
10.1*      (P) Asset Purchase Agreement, dated as of March 31, 1992, by and between Saratoga Springs Mineral Water Company and Mineral Springs Acquisition Group, Inc.
10.2*      (P) General Assignment and Bill of Sale, dated April 3, 1992, by
               Saratoga Springs Mineral Water Company to Mineral Springs Acquisition Group, Inc.
10.3*      (P) Assignment and Assumption Agreement, dated April 3, 1992, by and between Saratoga Springs Mineral Water Company and Mineral Springs Acquisition Group, Inc.
10.4*      (P) Assignment, dated April 3, 1992, by Saratoga Springs Mineral
               Water Company to Mineral Springs Acquisition Group, Inc.
10.5*      (P) Assignment, dated April 3, 1992, by Saratoga Springs Mineral
               Water Company to Mineral Springs Acquisition Group, Inc.
10.6*      (P) Letter Agreement, dated as of May 1, 1993, by and between the
               Company and Mark Wiggins.

10.7**+    (P) Employment Agreement, entered into by the Registrant and Robin
               Prever
10.8*      (P) Form of the Saratoga Spring Water Company 1993 Stock Option Plan
10.9**+    (P) Consulting Agreement entered into by the Company and Leonard
               Toboroff
10.10*     (P) Form of consulting agreement entered into by the Company and the
               Underwriter
10.11*     (P) Note, dated August 31, 1992, from the Company to Fleet Bank of
               New York, including guarantees
10.12*     (P) Letter from Fleet Bank of New York to the Company regarding waiver of defaults
10.13*     (P) Letter Agreement between the Company and Owens-Brockway Glass
               Containers
10.14*     (P) Form of Mergers and Acquisitions Agreement entered into by the
               Company and the Underwriter
10.15**    (P) Partnership agreement, dated July 21, 1993, by and between JNJ
               Distributors, Inc. and Saratoga Springs Distribution Corp. as
               amended by Amendment of Partnership Agreement
           (P) Stock agreement, dated July 21, 1993, by and between JNJ
               Distributors, Inc. and Saratoga Spring Water Company
10.17**    (P) Distribution agreement, dated March 25, 1993, by and between
               Joseph Victori Wines, Inc. and JNJ Distributors, Inc.
10.18A***  (P) Credit Agreement dated as of July 13, 1995 between the Company and Triarc
10.18B****     Termination Agreement dated as of January 31, 1997 between the
               Company and Triarc.
10.19***   (P) Amendment, Waiver and Acknowledgment Agreement dated as of
               December 13, 1995 by and between the Company and Triarc.
10.20***   (P) Sales and Marketing Services Agreement dated as of May 1, 1995 between the Company and RCC
10.21***   (P) Cott Co-pack Agreement dated as of June 8, 1995
22**       (P) Subsidiaries
24***      (P) Power of attorney

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

           (**) Incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 30, 1994

           (***) Incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 29, 1996

           (****) Filed herewith

           (+) Management Agreement

           (b) Reports on Form 8-K: No reports on Form 8-K were filed in the quarter ended December 31, 1996.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     April 9, 1997

                                    SARATOGA BEVERAGE GROUP, INC.


                                    By:   /s/ Robin Prever
                                        ----------------------------------------
                                        Robin Prever, President, Chief Executive
                                        Officer and Director


   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Capacities                            Date
         ---------                           ----------                            ----

 /s/ Peter R. Campbell             Chairman of the Board of Directors     April 9, 1997
------------------------------
     Peter R. Campbell

/s/ Robin Prever                   President, Chief Executive Office,     April 9, 1997
------------------------------     Director
    Robin Prever

 /s/ Adam Madkour                  Chief Operating Officer                April 9, 1997
------------------------------
     Adam Madkour

 /s/ Anthony Principe              Chief Financial Officer                April 9, 1997
------------------------------
     Anthony Principe

 /s/ Leonard Toboroff              Director                               April 9, 1997
------------------------------
     Leonard Toboroff

/s/ John A. Morabito               Director                               April 9, 1997
------------------------------
    John A. Morabito

 /s/ Warren Lichtenstein           Director                               April 9, 1997
------------------------------
     Warren Lichtenstein

                     ITEM 13. INDEX TO FINANCIAL STATEMENTS


                                                                                                                            Page
Report of Independent Accountants ....................................................................................       F-2

Consolidated balance sheets as of December 31, 1996 and 1995 .........................................................       F-3

Consolidated statements of operations for the years ended December 31, 1996 and 1995..................................       F-4

Consolidated statements of stockholders' equity for the years ended December 31, 1996 and 1995 .......................       F-5

Consolidated statements of cash flows for the years ended December 31, 1996 and 1995..................................       F-6

Notes to consolidated financial statements ...........................................................................       F-7

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Saratoga Beverage Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Saratoga Beverage Group, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Beverage Group, Inc. and Subsidiary, as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                COOPERS & LYBRAND L.L.P.


Albany, New York
January 31, 1997

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                      1996               1995
                                                                                  -----------        -----------
ASSETS
Current Assets:
      Cash and cash equivalents                                                   $   387,938        $   352,797
      Accounts receivable, net of allowance for doubtful accounts of
        $95,000 in 1996 and $57,540 in 1995                                           398,195            286,360
      Inventories                                                                     183,072            405,208
      Prepaid expenses and other current assets                                        25,427             24,920
                                                                                  -----------        -----------

           Total current assets                                                       994,632          1,069,285

Property, plant and equipment, net                                                  1,618,397          1,813,843
Deferred financing costs, net                                                                             85,158
Other assets, net                                                                      16,859             22,090
                                                                                  -----------        -----------

           TOTAL ASSETS                                                           $ 2,629,888        $ 2,990,376
                                                                                  ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued liabilities                                    $   301,667        $   662,995
      Short-term debt and current portion of obligation under capital lease             6,295             59,992
      Long-term debt, currently callable                                                                  91,000
      Revolving credit facility                                                       300,000
                                                                                  -----------        -----------

          Total current liabilities                                                   607,962            813,987

Long-term Debt:
      Obligation under capital lease                                                    7,455
                                                                                  -----------        -----------

      Total liabilities                                                               615,417            813,987

Commitments and contingencies

Stockholders' Equity:
      Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
      Class A common stock, $.01 par value; 50,000,000 shares authorized;
        1,691,224 and 1,686,224 shares issued in 1996 and 1995, respectively           16,913             16,863
      Class B common stock, $.01 par value; 2,000,000 shares authorized;
        1,036,036 and 1,041,036 shares issued and outstanding in 1996
        and 1995, respectively                                                         10,360             10,410
      Paid-in capital                                                               9,258,405          9,268,874
      Treasury Stock at cost 2,700 shares of Class A                                   (3,990)
      Accumulated deficit                                                          (7,267,217)        (7,119,758)
                                                                                  -----------        -----------

         TOTAL STOCKHOLDERS' EQUITY                                                 2,014,471          2,176,389
                                                                                  -----------        -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 2,629,888        $ 2,990,376
                                                                                  ===========        ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            YEAR ENDED                 YEAR ENDED
                                                         DECEMBER 31, 1996          DECEMBER 31, 1995
                                                         -----------------          -----------------
Revenue:
   Product sales                                            $3,314,766                  $ 2,848,328
   Co-Packing                                                1,060,059                      416,986
                                                            ----------                  -----------
        Total Revenue                                        4,374,825                    3,265,314
   Cost of Goods Sold, exclusive of depreciation
   and amortization shown separately below                   2,749,121                    2,395,464
                                                            ----------                  -----------

        Gross Profit                                         1,625,704                      869,850
                                                            ----------                  -----------

Operating Expenses:
   Marketing and sales                                         489,701                      601,887
   General and administration                                  906,885                      992,138
   Depreciation and amortization                               442,143                      338,714
                                                            ----------                  -----------
                                                             1,838,729                    1,932,739
                                                            ----------                  -----------

        Operating loss                                        (213,025)                  (1,062,889)


Other Income (Expense):
   Commission income                                        $   75,490                  $   121,196
   Interest income                                               4,969                       21,215
   Interest expense                                            (14,893)                      (1,334)
   Net loss on disposal of equipment                                                         (1,618)
                                                            ----------                  -----------
           Other Income (expense), net                          65,566                      139,459
                                                            ----------                  -----------

   Net loss                                                 $ (147,459)                 $  (923,430)
                                                            ==========                  ===========

   Net loss per common share                                $    (0.06)                 $     (0.35)
                                                            ==========                  ===========
   Weighted average number of common shares
   outstanding                                               2,626,651                    2,626,179
                                                            ==========                  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        COMMON STOCK
                                           ISSUED
                                    CLASS A      CLASS B       PAR         PAID-IN      ACCUMULATED     TREASURY
                                     SHARES       SHARES      VALUES       CAPITAL        DEFICIT         STOCK        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994         1,663,750    1,086,505    $27,203     $9,349,607    $(6,196,328)                  $3,180,482

    Conversion of Class B into
      Class A common stock            45,469     (45,469)
    Exercise of stock options          7,005                      70         24,727                                      24,797
    Cost of equity financing                                               (61,903)                                    (61,903)
    Conversion of Sample
      debt to equity                                                        100,000                                     100,000
    Distribution to minority
    interest                                                               (143,557)                                   (143,557)
    Net loss                                                                              (923,430)                   (923,430)
                                   --------------------------------------------------------------------------------------------

Balance December 31, 1995          1,686,224    1,041,036     27,273      9,268,874     (7,119,758)                   2,176,389

    Conversion of Class B into
      Class A common stock             5,000      (5,000)
    Purchase of Treasury stock                                                                           (3,990)        (3,990)
    Distribution to minority
    interest                                                               (39,090)                                    (39,090)
    Issuance of compensatory
    stock options                                                            28,621                                     28,621
    Net loss                                                                              (147,459)                   (147,459)
                                   --------------------------------------------------------------------------------------------

Balance, December 31, 1996         1,691,224    1,036,036    $27,273     $9,258,405    $(7,267,217)     $(3,990)     $2,014,471
                                   ============================================================================================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      YEAR ENDED             YEAR ENDED
                                                                  DECEMBER 31, 1996       DECEMBER 31, 1995
                                                                  -----------------       -----------------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $(147,459)             $(923,430)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
        Depreciation and amortization                                   442,143                338,714
        Issuance of compensatory stock options                           28,621
        Provision for doubtful accounts                                  37,460                 17,540
        Net loss on sale of equipment                                                            1,618
        Sales and marketing agreement                                                           50,000
        Changes is operating assets and liabilities:
          Accounts receivable                                          (149,295)               (66,637)
          Inventories                                                   222,136                 66,964
          Prepaid expenses and other current assets                        (507)                19,699
          Accounts payable and accrued liabilities                     (361,328)               183,498
                                                                      ---------              ---------

     Net cash provided by (used in)
     operating activities                                                71,771               (312,034)
                                                                      ---------              ---------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of equipment                                                         54,500
        Purchase of property, plant and equipment                      (140,360)               (33,612)
        Decrease (increase) in other assets                               2,445                 (3,800)
                                                                      ---------              ---------

     Net cash (used in) provided by investing activities               (137,915)                17,088
                                                                      ---------              ---------

     CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from short-term borrowings                                                     94,386
        Proceeds from revolving credit facility                         300,000
        Principal payments on short-term debt                           (59,992)               (51,961)
        Principal payments on long-term debt                            (91,000)               (59,150)
        Principal reductions on capital lease obligations                (4,643)                (5,151)
        Cost of equity financing                                                              (186,903)
        Deferred financing cost                                                                (10,158)
        Purchase of treasury stock                                       (3,990)
        Distribution to minority interest                               (39,090)              (143,557)
        Proceeds from the exercise of stock options                                             24,797
                                                                      ---------              ---------

     Net cash provided by (used in) financing activities                101,285               (337,697)
                                                                      ---------              ---------

        Increase (decrease) in cash and cash equivalents                 35,141               (632,643)
        Cash and cash equivalents at beginning of year                  352,797                985,440
                                                                      ---------              ---------

     Cash and cash equivalents at end of year                         $ 387,938              $ 352,797
                                                                      =========              =========

     SUPPLEMENTAL DISCLOSURE OF CASH
        FLOW INFORMATION
        Interest paid during the period                               $  11,186              $  17,515
                                                                      =========              =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SIGNIFICANT ACCOUNTING POLICIES

COMPANY'S ACTIVITY:

         Saratoga Beverage Group, Inc. (the "Company") is primarily engaged in the bottling, marketing, and distribution of natural spring water from springs located on the Company's 48 acres of land in Saratoga Springs, New York and in packaging products for others ("co-packing"). The Company distributes product primarily in New England, the Middle-Atlantic Region and Florida.

         The accompanying financial statements include the Company and its wholly-owned subsidiary Saratoga Springs Distribution Corporation. Saratoga Springs Distribution Corporation owns a 51% interest in Sample New Age Distributors ("Sample," a non-operating partnership). All significant intercompany balances and transactions have been eliminated in consolidation.

         In February 1995, Sample sold substantially all of its assets. In connection with the sale of its assets, Sample sold its Mistic distribution agreement (its key distribution agreement) to Southern Wine and Spirits, Inc., an established South Florida distributor. As a result of these transactions, Sample operates as a non-operating partnership through February 1997 (Note 2).

         On December 12, 1995, the stockholders approved a strategic alliance with Triarc Companies, Inc. ("Triarc"), a publicly-held company listed on the New York Stock Exchange. The alliance stipulates that Triarc will provide the Company with a $3,000,000 revolving credit facility ("Credit Facility"); in return, the Company issued Triarc two warrants to purchase 25% and 26%, respectively, of the Company's outstanding Common Stock on a fully-diluted basis at the time of exercise. Effective December 1, 1996, the Company and Triarc terminated the Sales and Marketing Services Agreement and on January 31, 1997, the Company and Triarc terminated the Credit Agreement (Note 6).

USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


REVENUE RECOGNITION:

         Revenue is recognized upon shipment of merchandise to a customer for Saratoga branded product and upon completion of production for co-packed product.

CASH EQUIVALENTS:

         The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents includes investments in money market funds. These investments are stated at cost, which approximate market value.

INVENTORIES:

         Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out method.

PROPERTY, PLANT, EQUIPMENT AND INTANGIBLE ASSETS:

         Property, plant, equipment and intangible assets are carried at cost less allowances for accumulated depreciation and amortization. The cost of properties held under capital leases are equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Significant additions or improvements extending the assets useful lives are capitalized. Normal maintenance and repair costs are expensed as incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and resulting gain or loss recognized.

         Depreciation is computed by the straight-line method at rates based upon the estimated service life of the various classes of assets (7 to 32 years).

         Organizational and trademark costs are included in the caption "Other assets." These costs are amortized over periods of 5 to 15 years on the straight-line basis. Deferred financing costs are amortized over five years, the life of the related credit agreement. In 1996, deferred financing costs of $85,158 were charged to operations upon termination of the Credit Agreement with Triarc of which $68,126 was in the fourth quarter (Note 6c). When intangible assets become fully amortized, the applicable costs and accumulated amortization are removed from the accounts.

         The Company evaluates impairment of intangible and long lived assets whenever circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the assets exceeds its fair value.


INCOME TAXES:

         The Company accounts for income taxes according to Financial Accounting Standard No. 109 (FAS 109). The Standard requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement and tax basis of existing assets and liabilities.

         At December 31, 1996 and 1995, the Company has available approximately $4,342,239 and $4,303,808, respectively, of Federal income tax loss carryforwards which may be subject to annual limitations on their usage and begin to expire in the year 2008. A tax benefit has not been recognized because a valuation allowance has been recorded for the entire amount of the deferred tax asset related to the net operating loss carryforwards.


PER SHARE DATA:

         Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, shares placed in escrow and contingent options are antidilutive and, therefore, are excluded from the weighted average number of common and common equivalent shares outstanding.


STOCK-BASED COMPENSATION:

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company elected to continue using the intrinsic value method to account for its stock-based compensation plans. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (Note 13).


RECLASSIFICATION:

         Certain 1995 amounts have been reclassified to conform with the 1996 presentation.


2.   SAMPLE NEW AGE DISTRIBUTORS

         The Company acquired a 51% interest in Sample New Age Distributors (Sample was a newly-formed partnership) on July 23, 1993, through a newly-created wholly-owned subsidiary, Saratoga Springs Distribution Corporation. Sample, a South Florida beverage distributor of new age beverages, is a Florida partnership in which the minority partner is JNJ Distributors, Inc. ("JNJ").

         In February 1995, Sample entered into an agreement with Southern Wine & Spirits ("Southern"), wherein Sample sold its Mistic distribution agreement to Southern. The sales agreement provides for Southern to make payments to Sample over a two-year period, as follows: (i) $50,000 upon signing of the agreement;
(ii) $1.00 per case for each case of Mistic product sold during the first twelve months; and (iii) $.50 per case for all cases sold during the second twelve months.

         The original Partnership Agreement was amended in February 1995. The amended Agreement requires Sample to discontinue its distribution business and distribute to the partners, after payment of interest, all assets, inventory, and receivables equally, including all funds received from (i) the Mistic-Southern Agreement and (ii) any other agreements which may be entered into by Sample.

         The Amended Partnership Agreement also provides that Saratoga and JNJ will retain their original 51% and 49% interests in Sample, respectively. Sample's commission income for the years ended December 31, 1996 and 1995 was approximately $75,000 and $121,000, respectively.


3.  INVENTORIES

         Inventories consist of the following:

                          1996           1995
                          ----           ----
Raw Materials           $103,189       $188,379
Finished Goods            79,883        216,829
                        --------       --------

Total Inventories       $183,072       $405,208
                        ========       ========

4.  PROPERTY, PLANT, AND EQUIPMENT

         Balances of major classes of assets and allowances for depreciation and amortization, are as follows:

                                               1996              1995
                                               ----              ----
Land                                       $   303,892        $  303,862
Building                                       452,836           434,237
Machinery & Equipment                        2,098,677         2,003,273
Computer Equipment                              43,405            41,108
Furniture & Fixtures                            47,844            24,366
Equipment Under Capital Lease                   18,974                --
                                           -----------        ----------
                                             2,965,628         2,806,876
Less:
     Accumulated depreciation               (1,345,197)         (993,033)
     Accumulated amortization
       equipment under capital lease            (2,034)               --
                                           -----------        ----------
                                           $ 1,618,397        $1,813,843
                                           ===========        ==========

         Included in machinery and equipment is an asset obtained in a non-cash transaction with a customer in 1995. The equipment had a fair value of approximately $32,000, on the date of acquisition. The Company recorded the equipment and a related note payable at the equipment's fair value. The agreement provides that the Company will allow a $.05 per case discount for each case of product purchased by this customer, until the entire note is amortized. At December 31, 1996, the note payable was completely amortized.

         Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 1996 and 1995 was $354,198 and $334,090 respectively.

5.  OTHER ASSETS

         Other assets consist of the following:

                                        1996            1995
                                        ----            ----
Organization costs                    $ 12,300        $ 12,300
Deposit with utilities                  12,450          15,669
Trademark costs                          6,995           6,220
                                      --------        --------
                                        31,745          34,189
Less:  accumulated amortization        (14,886)        (12,099)
                                      --------        --------
                                      $ 16,859        $ 22,090
                                      ========        ========


         Amortization expense was $2,787 for the year ended December 31, 1996 and $4,624 for the year ended December 31, 1995.


6.  INDEBTEDNESS

         (a)  SHORT-TERM DEBT

         At December 31, 1996, short-term debt consisted of the $300,000 borrowed under the Credit Facility that has been classified as current; as the debt was completely paid on January 31, 1997 and the credit agreement with Triarc under which the Credit Facility was created was terminated as discussed below. Also, included in short-term debt is the current portion of obligation under capital lease of $6,295. At December 31, 1995, short-term debt consisted of an $80,000 line of credit with a bank, of which, $42,425 was outstanding and a $17,567 note with a customer for the purchase of equipment (Note 4). Also, included in short-term debt at December 31, 1995, is a long-term bank note that was classified as current. The loan agreement contained certain restrictive covenants requiring, among other matters, the maintenance of a minimum current ratio of 2:1 and a net worth of $4.8 million. As of December 31, 1995, the Company was not in compliance with the net worth or the current ratio covenant; accordingly, the entire debt was classified as a current liability for financial reporting purposes. The bank note and the equipment note were completely liquidated by December 31, 1996.

         (b)  LONG-TERM DEBT

         At December 31, 1996, long-term debt is comprised of the long-term portion of obligation under capital lease of $7,455.

         (c) CREDIT FACILITY

         The Company and Triarc entered into a Credit Agreement, dated as of July 13, 1995, which provided for the Credit Facility, with borrowings of up to $3,000,000. Pursuant to the Credit Facility, Triarc provided an aggregate principal amount outstanding at any one time of up to $3,000,000.

         In connection with the Credit Agreement, the Company executed a Security Agreement and a Mortgage. The Security Agreement granted Triarc a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, general intangibles, equipment, documents and intellectual property of the Company. The Mortgage granted Triarc a first security mortgage interest in the Company's premises and facilities in Saratoga Springs, New York. In addition, the executive officers, directors and certain shareholders of the Company, as a condition to the extension of credit under the Credit Facility, executed agreements which require such persons to vote their shares in the same manner as Triarc votes, and restricts the sale or disposal of their stock for certain specified periods.

         Borrowings under the Credit Facility were to bear interest at a rate per annum equal to the prime rate plus 2% if paid in cash quarterly, or the prime rate plus 3% if added to the principal. The entire principal amount outstanding under the Credit Facility was due December 12, 2000, and would become due immediately upon the occurrence of an event of default. The Credit Agreement contained certain covenants and conditions which, among other things, prohibited the payment of dividends, and required a minimum consolidated tangible net worth of the Company of $1,500,000, less reductions in consolidated tangible net worth incurred as a result of the Triarc transaction.

         As consideration for the execution of the Credit Agreement by Triarc and the execution of the Sales and Marketing Services Agreement as described below by RCC, the Company issued two warrants to Triarc: (i) one Non-Callable Warrant A (the "A Warrant") to purchase a number of shares of Common Stock which would equal 25% of the total number of shares of Common Stock outstanding on a fully-diluted basis on the date of exercise, at an exercise price $.01 per share, and (ii) one Non-Callable Warrant B (the "B Warrant") to purchase a number of shares of Common Stock which would equal 26% of the total number of shares of Common Stock outstanding on a fully-diluted basis on the date of exercise, at an exercise price of $3.50 per share. The exercise price of the B Warrant was subject to a reduction from $3.50 per share to $2.46 per share if the Company sold more than 1,250,000 cases of the Company's branded product (i.e. "Saratoga" products) during the 12-month period prior to the date of exercise of the B Warrant.

         The fair value of the Warrants for accounting purposes was estimated at an aggregate of $1,500,000 by an independent investment banking firm, with $900,000 assigned to the A Warrant and $600,000 assigned to the B Warrant. Of these amounts, $75,000 was allocated to deferred financing costs associated with the Credit Agreement and is amortizable over the five-year life of the Credit Agreement, $50,000 was allocated to the Sales and Marketing Agreement and has been charged against 1995 earnings upon the issuance of the Warrants, and $1,375,000 represents amounts assigned to the cost of equity capital.

         In addition, direct costs incurred approximate $200,000 of which $186,903 was allocated to the cost of equity financing. A summary of the foregoing is as follows:

       Valuation of the A and B Warrant                           $ 1,500,000
       Amounts allocated to:
                  Sales and Marketing Agreement                       (50,000)
                  Deferred financing costs                            (75,000)
                                                                  -----------
                  Cost of equity financing                        $(1,375,000)

                   Direct cost of equity financing                   (186,903)
                                                                  -----------
                   Cost of equity financing recorded in the
                       statement of stockholder's equity          $   (61,903)
                                                                  -----------

              On January 31, 1997, the Company and Triarc terminated the Credit Agreement. As consideration for terminating the agreement and canceling the Warrants, Saratoga paid the $300,000 outstanding principal balance on the Revolving Credit Facility plus accrued interest through January 30, 1997 and issued 300,000 shares of Class A Common Stock to Triarc for $0.01 per share. Subsequent to the Termination Agreement, the Company has commenced a direct selling effort and obtained a $250,000 line-of-credit from the Company's President and a principal shareholder (note 8).

         Effective May 1, 1995, the Company and RCC entered into a five-year Sales and Marketing Services Agreement, in which RCC agreed to act as the Company's sole and exclusive sales agent for the purpose of selling the Company's products. In connection therewith, RCC agreed to use commercially reasonable efforts at all times to promote the sale of the Company's product, including servicing and soliciting retailers, wholesalers, distributors, and national accounts, and to provide advice and assistance relating to the marketing of the Company's products, including advice regarding branding, packaging and positioning for the products, design of trade promotions and advertising, public relations, and the establishment of relationships with distributors and the pricing of products to distributors. RCC was required to stay informed of the conditions in the markets for the Company's products including, in particular, pricing, trade statistics and demand forecasting by product and package and to provide such data to the Chief Executive Officer and the Board of Directors (or dully appointed committee thereof) of the Company on a monthly basis. In addition, RCC provided consulting services with respect to financial and operational issues. In return for such services, the Company paid RCC a commission of $.50 per case of branded products sold by the Company. Effective December 1, 1996, Sales and Marketing Services Agreement was terminated by the Company.


7.  LEASES

         During 1996, the Company entered into a capital lease for certain equipment with a cost of $18,974. Operating lease commitments with initial terms greater than one year include an office equipment lease which expires on May 31, 1999 , and a telephone lease which expires in October 1997. Future minimum payments for all capital leases and non-cancelable operating leases at December 31, 1996 are as follows:

                     Year Ended         Operating Leases       Capital Leases
                     ----------         ----------------       --------------
                        1997               $ 6,174               $ 7,373
                        1998                 3,497                 7,373
                        1999                 1,457                 1,230
                                           -------               -------
                                           $11,128                15,976
                                           =======
Less:
Implicit Interest                                                 (2,226)
                                                                 -------
                                                                 $13,750
                                                                 =======

         Rental expense for the years ended December 31, 1996 and December 31, 1995 was approximately $6,241 and $19,619, respectively.

8.  RELATED PARTY TRANSACTIONS

         At December 31, 1996, the Company's cash and cash equivalent balance includes approximately $231,093 of cash equivalents invested in a money market account with Dean Witter Reynolds, Inc. Anthony Malatino, chairman of the Board of Directors until December 12, 1995 and principal stockholder of the Company, is an officer of Dean Witter Reynolds, Inc.

         The Company agreed to compensate Peter Campbell $1,667 per month for his services as Chairman of the Board for one year commencing July 1996.

         Subsequent to year end, the Company's President and a principal shareholder have supplied the Company with a line-of-credit for up to $250,000 with interest at prime plus 1%. The line-of-credit is collateralized by the Company's accounts receivable, inventory and property plant and/or equipment. The line-of-credit expires in April 1998 at which time all accrued interest and unpaid principal will be due and payable. The line-of-credit will be payable at an earlier date if the Company obtains a bank line-of-credit or similar financing in the amount of at least $250,000 or a change in control of the Company occurs.


9.  COMMITMENTS AND CONTINGENCIES

         In June 1993, the Company entered into a three-year employment agreement with Robin Prever, its president and chief executive officer, providing for annual compensation of $125,000. The agreement was renewed for an additional year in the first quarter of 1996. The agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit. No bonuses have been accrued or paid. In addition, the agreement includes certain insurance and severance benefits.


10.  CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables.

         Two of the Company's customers accounted for 27% of total revenue, or approximately $1,173,000 for the year ended December 31, 1996.

         The Company renewed a one-year agreement with a Co-packer in July 1996 to co-pack the customers private label spring water products. The agreement expires in July 1997 and will automatically renew for one year, with the consent of both parties. For the year ended December 31, 1996, 17% of total revenues or approximately $756,000 was generated by this customer. The Company continues to supply this Co-packer with their private label spring water needs.

         Sales to the Company's largest distributor, for the year ended December 31, 1996 were 10% of total revenues or approximately $418,000. This distributor continues to purchase Saratoga product.


11.  PREFERRED STOCK

         The Company's Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock with such designations, rights, and preferences as may be determined from time to time by the Board of Directors without further stockholder action. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights. No preferred shares have been issued.

12.  COMMON STOCK

         The Class A Common Stock and the Class B Common Stock are identical, except that the holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to five votes on each matter submitted to stockholder vote. Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock. Subject to certain limited exceptions, each share of Class B Common Stock will automatically be converted into one share of Class A Common Stock upon any sale or transfer thereof or upon the death of the Class B Common Stockholder.

         On December 12, 1995, the shareholders approved an increase in the authorized number of shares of Class A Common Stock from 20,000,000 to 50,000,000 shares.


13.  STOCK OPTIONS AND WARRANTS

         In June 1993, the Board of Directors of the Company adopted the Saratoga Spring Water Company 1993 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of options covering up to 466,000 shares of Class A Common Stock (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events) and Stock Appreciation Rights in tandem with options. Generally, Stock Appreciation Rights will be subject to the same terms and conditions as options. Options may be granted under the Stock Option Plan (at not less than fair market value at date of grant) to employees, officers, or directors of the Company, and consultants and advisors to the Company.

         On December 12, 1995 the shareholders of the Company approved an amendment to the Company's 1993 Stock Option Plan increasing the number of shares available for issuance from 466,000 to 616,000.

         Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or non-qualified stock options. The purchase price of the Class A Common Stock made subject to an option shall be determined by the Compensation Committee at the time of grant, provided that the purchase price of incentive stock options may not be less than the fair market value of the Class A Common Stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Compensation Committee, provided that no option may be exercised after ten years and one day from the date of grant (ten years in case of an incentive stock option). To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant. Generally, options vest over a three-year period unless the Compensation Committee accelerates such provisions.

         Under the Stock Option Plan, directors who are not employees of the Company receive an option (an "Initial Option") to purchase 2,000 shares of Class A Common Stock upon their initial election to the Board of Directors, exercisable at the fair market value on the date of grant. In addition, on the date of each annual meeting of stockholders held subsequent to January 1, 1994, each qualified director will automatically receive options ("Annual Options") to purchase 2,000 shares of Class A Common Stock exercisable over a period of two years beginning on the date of grant, at the fair market value of the Class A Common Stock on the date of grant.

         Generally, options granted to directors under the Stock Option Plan will terminate three months after the date of the director's termination, resignation, or retirement from the Board of Directors of the Company, but in no event after the option has expired by its terms. If any option granted under the Stock Option Plan should expire or become unexercisable for any reason without having been exercised in full, shares not purchased will become available for further grant under the Stock Option Plan.

         Effective June 25, 1993, the Company granted Ms. Prever options to purchase an aggregate of 50,000 shares of Class A Common Stock at an exercise price equal to the initial public offering price of $5.00, of which 50% were exercisable immediately and 50% became exercisable on June 25, 1994, the first anniversary of the consummation of the Offering. Also on June 25, 1993, the Company issued options to Ms. Prever to purchase an aggregate of 100,000 shares of Class A Common Stock, of which 50% became exercisable at $7.50 per share on June 25, 1995, and 50% became exercisable at $10.00 per share on June 25, 1996. The Company also granted Mr. Malatino options to purchase an aggregate of 25,000 shares of Class A Common Stock at $5.00 per share on June 25, 1993, that were exercisable immediately.

         Also effective June 25, 1993, the holders of the Class B Common Stock placed 100,000 shares in escrow pending the Company's attainment of certain pre-determined earnings or market price targets. In the event the Company attains any of the pre-determined earnings or market price targets, the difference between the fair market value of the escrowed shares at the time they were placed in escrow and the time they are released will be deemed additional compensation expense to the extent such shares are released from escrow to officers, directors, or other employees of the Company. On April 30, 1997, all shares still held in escrow will be forfeited.

         The Company has granted contingent options to purchase up to 100,000 shares of its Class A Common Stock at an exercise price of $1.00 per share to Ms. Prever, its president and chief executive officer, and Mr. Malatino, the Company's chairman of the board who resigned on December 12, 1995. The contingent options become exercisable only if the same earnings or market price targets, applicable to the escrowed shares, are met. If it becomes probable that these market price or earnings targets will be met, compensation expense will be recognized for the difference between the option exercise price and the then fair market value of the stock. In connection with the Credit Agreement, 75,000 options were canceled in June 1995 for both Ms. Prever and Mr. Malatino. These options expire April 30, 1997.

The following relates to stock options outstanding at December 31, 1996:



                                    OUTSTANDING                                EXERCISABLE
                         -------------------------------------------------------------------------
                                                      WEIGHTED                            WEIGHTED
                                       WEIGHTED        AVERAGE                             AVERAGE
EXERCISE                 NUMBER OF      AVERAGE       EXERCISE         NUMBER OF          EXERCISE
PRICE RANGE                 SHARES      LIFE (a)         PRICE            SHARES             PRICE
--------------------------------------------------------------------------------------------------
   $0.94 -- 2.50           134,138           7.2         $1.35            73,878             $2.17
   $2.51 -- 5.00           208,868           7.0          4.09           201,283              4.13
       $7.50                50,000           6.5          7.50            50,000              7.50
   $7.51 --   10.00         51,000           6.5          9.98            51,000              9.98
                           -------                                       -------
        Total              444,006           6.9          4.32           376,161              4.99
                           =======                                       =======


(a)   Average contractual life remaining in years.

         The following activity occurred during 1996 and 1995 with respect to options granted under the Stock Option Plan:


                                               1996                                   1995
                                   ---------------------------            ----------------------------
                                              WEIGHTED-AVERAGE                        WEIGHTED-AVERAGE
                                    SHARES      EXERCISE PRICE             SHARES       EXERCISE PRICE
                                   -------------------------------------------------------------------
Outstanding on January 1,          379,001               $4.79            488,448                $3.98
Granted                             66,505                1.50             55,583                 2.76
Exercised                                                                   7,005                 3.54
Canceled                             1,500                3.50            158,025                 1.09
Outstanding on December 31,        444,006                4.32            379,001                 4.79
                                   =======                                =======
Exercisable on December 31,        376,161                4.99            239,741                 4.83



         Shares available for grant were 171,994 and 236,999 at December 31, 1996 and December 31, 1995, respectively.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Stock Option Plan. Accordingly, no compensation expense has been recognized for employee option grants. Compensation expense of $28,621 has been charged against income in 1996 for non-employee option grants. There were no non-employee option grants in 1995. Had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates, for awards under the plan, the Company's net income and net income per share would have been reduced as follows:

   YEAR ENDED DECEMBER 31                1996              1995
---------------------------------------------------------------
Net loss
    As reported                     $(147,459)        $(923,430)
    Pro forma                       $(167,920)        $(993,654)
Net loss per share
    As reported                        ($0.06)           ($0.35)
    Pro forma                          ($0.06)           ($0.38)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively; divided yields of 0 percent for both years; expected volatility of 82.9 percent for both years; risk-free interest rates of 6.7 and 6.9 percent; and expected lives of five years for both years. The weighted-average fair value of options granted was $1.50 and $2.92 for the years ended December 31, 1996 and 1995, respectively. The initial impact of adoption of SFAS No. 123 may not be representative of the effect on future years because options vest over several years and additional option grants may be made each year.

         In connection with the Company's initial public offering, the Company's underwriter, D.H. Blair Investment Banking Corp. received a total of 120,000 common stock purchase warrants exercisable over four years, commencing one year after the effective date of the public offering. Each warrant will entitle the holder to purchase one share of common stock for $6.00 (120% of the public offering). This amount was lowered in December of 1995 to $3.50 in connection with the Credit Agreement. These warrants expire June 22, 1998.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH EQUIVALENTS:

         The carrying amount of cash and cash equivalents at December 31, 1996 and 1995 was $387,938 and $352,797, respectively, which approximates fair value because of the short maturity of those financial instruments.

DEBT:

         The carrying amount of short-term debt at December 31, 1996 and 1995 was $306,295 and $150,992, respectively, which approximates fair value. The 1996 balance includes $300,000 on the Credit Facility which was completely paid on January 31, 1997; accordingly, the entire balance is classified as current. The 1995 balance includes $91,000 that was classified as current as a result of covenant violations. The carrying amount of long-term debt at December 31, 1996 was $7,455 which approximates fair value. The fair value of these financial instruments was based on the Company's current borrowing rates for similar types of borrowing arrangements.


 15.  NEW ACCOUNTING PRONOUNCEMENTS

         Effective December 31, 1997, the Company will be required to implement Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share". FAS 128 replaces the presentation of primarily earning per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on the consolidated financial statements.

                                INDEX TO EXHIBITS


Exhibit                               No.               Page
-------                               ---               ----
Termination Agreement              10.18b          Exhibit 2-Exhibit 5