Form 10QSB
period 1997-03-31
SARATOGA BEVERAGE GROUP INC
filed 1997-05-13
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                    For the transition period from ____to ___

                       Commission file number 33-62038NY


                          SARATOGA BEVERAGE GROUP, INC.


            DELAWARE                                       14-1749554
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


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
                                    Yes X No
                                       ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock - 2,228,447 shares of Class A Common Stock,
              $.01 par value, and 817,313 shares of Class B Common
                             Stock, $.01 par value,
                       were outstanding as of May 8, 1997

            Traditional small business disclosure format (check one):
                                 Yes     No  X
                                    ----   ----


                        This document contains 12 pages

                         SARATOGA BEVERAGE GROUP, INC.
                                  FORM 10-QSB


                                     INDEX

                                                                                          PAGE NUMBER
                                                                                          -----------
                         PART I - FINANCIAL INFORMATION

Item 1 -    Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and
            as of December 31, 1996                                                           1

            Consolidated Statements of Operations and Accumulated Deficit for
            the three months ended March 31, 1997 and 1996 (Unaudited)                        2

            Consolidated Statements of Cash Flow for the three months ended
            March 31, 1997 and 1996 (Unaudited)                                               3

            Notes to Consolidated Financial Statements (Unaudited)                           4-5

Item 2 -    Management's Discussions and Analysis of Financial Condition and
            Results of Operations                                                            6-8



                           PART II - OTHER INFORMATION


Item 1 -    Legal Proceedings                                                                 9

Item 2 -    Changes in Securities                                                             9

Item 3 -    Defaults Upon Senior Securities                                                   9

Item 4 -    Submission of Matter to a Vote of Security Holders                                9

Item 5 -    Other Information                                                                 9

Item 6 -    Exhibits and Reports on Form 8-K                                                 9-11

            Signatures                                                                        12

                                                 SARATOGA BEVERAGE GROUP, INC.
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,                  DECEMBER 31,
                                                                                      1997                        1996
                                                                              ---------------------        --------------------
                                                                                  (UNAUDITED)                      (a)
ASSETS
Current assets:
   Cash and cash equivalents                                                               $92,824                    $387,938
   Accounts receivable, net of allowance for doubtful
     accounts of $103,500 in 1997 and $95,000 in 1996                                      739,013                     398,195
   Inventories                                                                             188,197                     183,072
   Prepaid expenses and other current assets                                                27,415                      25,427
                                                                              ---------------------        --------------------

          Total current assets                                                           1,047,449                     994,632

Property, plant and equipment, net                                                       1,529,135                   1,618,397
Other assets                                                                                17,860                      16,859
                                                                              ---------------------        --------------------

          Total assets                                                                  $2,594,444                  $2,629,888
                                                                              =====================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                               $501,328                    $301,667
   Current portion of obligation under capital lease                                         5,978                       6,295
   Revolving credit facility                                                                                           300,000
                                                                              ---------------------        --------------------

          Total current liabilities                                                        507,306                     607,962

Long-term debt:
   Obligation under capital lease                                                            6,401                       7,455
                                                                              ---------------------        --------------------

          Total liabilities                                                                513,707                     615,417

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares
     authorized; 2,017,724 and 1,691,224 shares issued in 1997
     and 1996, respectively                                                                 20,177                      16,913
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 1,021,036 and 1,036,036 shares issued and
     outstanding in 1997 and 1996, respectively                                             10,210                      10,360
Paid-in capital                                                                          9,280,005                   9,258,405
Treasury stock at cost, 2,700 shares of Class A                                                                         (3,990)
Accumulated deficit                                                                    (7,229,655)                  (7,267,217)
                                                                              ---------------------        --------------------

        Total stockholders' equity                                                       2,080,737                   2,014,471
                                                                              ---------------------        --------------------

          Total liabilities and stockholders' equity                                    $2,594,444                  $2,629,888
                                                                              =====================        ====================

(a) Condensed from audited financial statements

                     The accompanying notes are an integral part of the consolidated financial statements.

                         SARATOGA BEVERAGE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                                  (UNAUDITED)

                                                                                  THREE MONTHS                THREE MONTHS
                                                                                     ENDED                        ENDED
                                                                                   MARCH 31,                    MARCH 31,
                                                                                      1997                        1996
                                                                              ---------------------        --------------------
Revenue:
   Product sales                                                                          $686,745                    $510,189
   Co-pack revenue                                                                         391,078                     208,416
                                                                              ---------------------        --------------------
     Total revenue                                                                       1,077,823                     718,605
Cost of goods sold, exclusive of depreciation
   and amortization shown separately below                                                 662,747                     435,401
                                                                              ---------------------        --------------------


   Gross Profit                                                                            415,076                     283,204
                                                                              ---------------------        --------------------



Operating Expenses:
   Marketing and sales                                                                      78,926                      71,197
   General and administrative                                                              217,350                     195,473
   Depreciation and amortization                                                            93,153                      89,843
                                                                              ---------------------        --------------------

                                                                                           389,429                     356,513
                                                                              ---------------------        --------------------

    Operating income (loss)                                                                 25,647                     (73,309)
                                                                              ---------------------        --------------------


Other Income (Expense):
   Commission income                                                                        13,796                      21,967
   Interest income                                                                           1,316                       3,182
   Interest expense                                                                         (3,197)                     (2,684)
                                                                              ---------------------        --------------------

          Other Income (Expense), net                                                       11,915                      22,465
                                                                              ---------------------        --------------------

   Net income (loss)                                                                       $37,562                    $(50,844)
                                                                              =====================        ====================

Accumulated Deficit:
   Beginning of period                                                                  (7,267,217)                 (7,119,758)
                                                                              ---------------------        --------------------
   End of period                                                                       $(7,229,655)                $(7,170,602)
                                                                              =====================        ====================

Per Share Information:
   Primary earnings (loss) per share                                                         $0.01                     $(0.02)
   Fully-diluted earnings per share                                                          $0.01

Weighted average number of common and
   equivalent shares outstanding:
     Primary                                                                             2,868,579                   2,627,260
     Fully-diluted                                                                       2,988,197

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         SARATOGA BEVERAGE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  THREE MONTHS                THREE MONTHS
                                                                                     ENDED                        ENDED
                                                                                   MARCH 31,                    MARCH 31,
                                                                                      1997                        1996
                                                                              ---------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                       $37,562                   $(50,844)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            93,153                      89,843
   Issuance of treasury stock                                                                3,990
   Provision for doubtful accounts                                                           8,500                    (28,619)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  (349,317)                     86,768
     Inventories                                                                            (5,125)                     61,928
     Prepaid expenses and other current assets                                              (1,988)                     22,087
     Accounts payable and accrued liabilities                                              199,661                    (370,208)
                                                                              ---------------------        --------------------

        Net cash used in operating activities                                              (13,564)                   (189,045)
                                                                              ---------------------        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                                (3,192)                    (15,000)
   Increase in other assets                                                                 (1,700)                        (31)
                                                                              ---------------------        --------------------

        Net cash used in investing activities                                               (4,892)                    (15,031)
                                                                              ---------------------        --------------------

Cash flows from financing activities
   Proceeds from long-term borrowings                                                                                  100,000
   Principal payments on revolving credit facility                                        (300,000)
   Principal payments on long-term borrowings                                                                          (63,650)
   Principal payments on short-term borrowings                                                                         (53,172)
   Principal reductions on capital lease obligation                                         (1,371)
   Proceeds on the exercise of stock warrants                                                3,000
   Proceeds from the exercise of stock options                                              28,750
   Distribution to minority interest                                                        (7,037)                    (12,328)
                                                                              ---------------------        --------------------

        Net cash used in financing activities                                             (276,658)                    (29,150)
                                                                              ---------------------        --------------------

Decrease in cash and cash equivalents                                                     (295,114)                   (233,226)
Cash and cash equivalents at beginning of period                                           387,938                     352,797
                                                                              ---------------------        --------------------

Cash and cash equivalents at end of period                                                 $92,824                    $119,571
                                                                              =====================        ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid during the period                                                          $3,180                      $1,420
                                                                              =====================        ====================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         The accompanying financial statements include Saratoga Beverage Group, Inc., and its wholly-owned subsidiary, Saratoga Springs Distribution Corporation.

         Certain sales discounts have been reclassed from marketing and sales expense to revenue in 1996 to conform with the 1997 presentation.

2.       WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING

         The calculations of weighted average shares of common stock exclude outstanding options and warrants, in 1996 since the effect of these securities on per share data is anti-dilutive, and include certain options and warrants in 1997 because of their dilutive effect on per share data.


3.       RELATED PARTY TRANSACTIONS

         Included in cash and cash equivalents at March 31, 1997 is approximately $39,000 of cash equivalents invested in a money market account with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.

         The Company agreed to compensate Peter Campbell $1,667 per month for his services as Chairman of the Board for one year commencing July 1996.

         In April, 1997, the Company's President and a principal shareholder have supplied the Company with a line-of-credit for up to $250,000 with interest at prime plus 1%. The line-of-credit is collateralized by the Company's accounts receivable, inventory and property, plant and/or equipment. The line-of-credit expires in April 1998 at which time all accrued interest and unpaid principal will be due and payable. The line-of-credit will be payable at an earlier date if the Company obtains a bank line-of-credit or similar financing in an amount of at least $250,000 or if a change of control of the Company occurs.

4.        NEW ACCOUNTING PRONOUNCEMENTS


         Effective December 31, 1997, the Company will be required to implement Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share". FAS 128 replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on the consolidated financial statements.



5.       Income Tax

         For the quarter ended March 31, 1997, no provision for income tax has been provided because of the anticipated use of net operating loss carryovers.

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

         CO-PACKING

         During the first quarter of 1995, the Company was selected by Cott USA, Inc. to co-pack Cott's private label spring water products at its Saratoga Springs bottling facility. Cott Corp., Cott USA, Inc.'s parent company, is the nation's largest producer of retailer brand carbonated soft drinks and other beverages. Actual co-packing began in April of 1995.

         In April 1997 the Company entered into a three-year bottling agreement (the "Bottling Agreement") with Hype Corporation and certain affiliates of Hype corporation (collectively, "Hype") whereas Hype granted the Company (i) the exclusive right and license to manufacture and package alcoholic or alco-pop beverages in glass or plastic bottles using the names "HYPERHOLICS" or "ULTRAHOLICS" (collectively with any future alcohol or alco-pop beverages using any other names, the "Holic Products") anywhere in the world, (ii) the nonexclusive right and license to manufacture and package the water beverages in glass or plastic bottles using the name "Hype 2-0" (collectively with any future water beverages using any other name, the "Water Products") anywhere in the world and (iii) the nonexclusive right and license to the names "HYPERHOLICS", "ULTRAHOLICS", "HYPE 2-0" and any future names used by Hype in connection with alcoholic or alco-pop or water beverages.


         The Bottling Agreement contains, among other items, minimum annual quantities to be purchased for the Holics Products. The minimum quantities are as follows: (i) 500,000 24-count cases of Holic Products in 1.75 liter bottles and (ii) 600,000 24-count cases of Holic Product in 330 ml or 375 ml bottles. To the extent that minimum annual quantities are not met by Hype, Hype has agreed to pay the Company liquidated damages in an amount equal to, in the case of 1.75 liter bottles, $.50 per bottle, multiplied by the number of bottles by which Hype fell short of the 500,000 24-count case annual minimum during each applicable 12 month period, plus, in the case of 330 ml or 375 ml bottles, $3.00 per case, multiplied by the number of cases by which Hype fell short of the 600,000 case annual minimum during each applicable 12 month period. The minimum order quantities do not take effect until the Holic Products receive all required approvals necessary to begin production, which approvals are currently anticipated to be received in the third quarter of 1997. There are no minimum annual quantities for the Water Products.

         PRODUCTS

         During the first quarter of 1997 the Company introduced two new non-carbonated water products. Both products are bottled in .5 Liter polyethylene terephthalate ("PET") bottles. One product is a water, fortified with caffeine, and the other is a water, fortified with ginseng. Both products are being marketed through the Company's existing distribution network.



RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three months ended March 31, 1997 and 1996.


NET SALES

         Net revenue for the three months ended March 31, 1997 increased $359,218, or 50.0%, to $1,077,823 from $718,605 reported for the comparable period ended March 31, 1996. The increase in net sales is attributable to: (i) an increase in branded product sales of $176,556, a 34.6% increase from the comparable period ended March 31, 1996 and (ii) an increase in co-pack revenue of $182,662, an 87.6% increase from the comparable period ended March 31, 1996.

GROSS PROFIT

         The gross profit margin, exclusive of depreciation and amortization, was 38.5% and 39.4% for the three-month periods ended March 31, 1997 and 1996, respectively. The gross profit margin percentage decrease is primarily attributable to: (i) a reduction in the selling price of certain packages in certain markets, due to the competition in those markets, and (ii) increased co-pack revenue that carry smaller margins.

MARKETING AND SALES

         Marketing and sales expenses were $78,926 and $71,197 for the three months ended March 31, 1997 and 1996, respectively. As a percentage of net sales, marketing and sales expenses decreased to 7.3% in 1997 from 9.9% in 1996. The $7,729 increase in marketing and sales expenses for the three-month period ending March 31, 1997 when compared with the three-month period ending March 31, 1996 is primarily due to (i) an increase in salaries and commissions paid to independent representatives, (ii) an increase in promotional allowances as a result of the increased sales volume, partially offset by the elimination of sales consulting services fees, of $.50 per case paid to Royal Crown Company, Inc. ("RCC") for their sales and marketing services as part of the Sales and Marketing Services Agreement that was terminated on December 1, 1996.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $217,350 for the three months ended March 31, 1997, an increase of $21,877 from the $195,473 reported for the three months ended March 31, 1996. General and administrative expenses as a percentage of net sales for the three months ended March 31, 1997 and 1996 were 20.1% and 27.2%, respectively. The $21,877 increase in general and administrative expenses is primarily attributable to increases in utility costs, legal and professional fees, property and other non-income related taxes and bad debt expense.


OTHER INCOME (EXPENSE)

         For the three months ended March 31, 1997, the Company reported net other income of $11,915, as compared to net other income of $22,465 reported for the three months ended March 31, 1996. The $10,550 decrease in net other income for the three-month period ending March 31, 1997 is primarily due to (i) a decrease of $8,171 in commission income derived from the sale of the Mistic Distribution Agreement by Sample, due to a decrease of $.50 per case commission beginning in March 1996 (ii) a decrease of $1,866 in interest income as a result of the decline in capital available for investment. The $513 increase in the Company's interest expense is primarily attributable to the $300,000 principal balance outstanding on the credit facility with Triarc Companies, Inc. ("Triarc") for 29 days in the first quarter of 1997 as compared with $100,000 outstanding for 44 days in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1997 and 1996, cash flows used in operations were $13,564 and $189,045, respectively. At March 31, 1997, cash and cash equivalents was $92,824, while working capital was $540,143. The current ratio at March 31, 1997 was 2.1 : 1. The Company believes that its efforts to reduce operating losses will generate positive cash flow; this supplemented with the line-of-credit supplied by the Company's President and a principal shareholder is sufficient to meet anticipated needs for the next twelve months (see Note number 3, Notes to Consolidated Financial Statements). As of
March 31, 1997, zero has been borrowed on the line-of-credit.

         Debt includes the outstanding principal balance of $12,379 on a capital lease.

         On January 31, 1997, the Company and Triarc entered into a Termination Agreement whereby the Credit Agreement was terminated and as such, the credit facility was terminated and the $300,000 outstanding principal balance was repaid.

         The Company anticipates upgrading their bottling lines in 1997 and the construction of a facility addition. The estimated cost of the project is $1,500,000. The project has been approved by Saratoga County Industrial Development Agency which will enable the Company to obtain tax-exempt financing. However, the borrowing has not yet been approved by a financial institution.

         In addition to the $300,000 payment made on January 31, 1997, to repay the outstanding balance on the credit facility, and the planned upgrade of the facility and equipment, the Company has no other significant commitments or known contingencies that are expected to require sizable cash outlays in 1997. While the Company will continue to incur costs to develop and introduce new products, it will strive to limit such costs.

         There are no material commitments at this time not disclosed in the financial statements.

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

ITEM 5 - OTHER INFORMATION

         NONE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

    1.   Exhibits included herein:

           a)   Exhibits and Index

EXHIBIT NO.

2.1*        (P) Agreement and Plan of Merger
3.1*        (P) Restated Certificate of Incorporation of the Company
3.2*        (P) By-Laws of the Company
4.1*        (P) Specimen of Class A Stock Certificate
4.2***      (P) Non-Callable Warrant A dated December 13, 1995 by the Company to
                Triarc Companies, Inc. ("Triarc") to purchase 25% of the number of shares of Class A Common Stock of Saratoga then issued and outstanding on a fully-diluted basis
4.3***      (P) Non-Callable Warrant B dated December 13, 1995 by the Company to
                Triarc to purchase 26% of the number of shares of Class A Common Stock of Saratoga then issued and outstanding on a fully-diluted basis
4.4*        (P) Form of Underwriter's Warrant
4.5*        (P) Form of Escrow Agreement entered into by the current
                stockholders of the Company and the Underwriter
9.1*        (P) Agreement, dated as of August 12, 1992, by and between Anthony
                Malatino and Robin Prever, as amended by Amendment No. 1 thereto dated as of April 30, 1993
10.1*       (P) Asset Purchase Agreement, dated as of March 31, 1992, by and between Saratoga Springs Mineral Water Company and Mineral Springs Acquisition Group, Inc.

10.2*       (P) General Assignment and Bill of Sale, dated April 3, 1992, by
                Saratoga Springs Mineral Water Company to Mineral Springs
                Acquisition Group, Inc.
10.3*       (P) Assignment and Assumption Agreement, dated April 3, 1992, by and between Saratoga Springs Mineral Water Company and Mineral
                Springs Acquisition Group, Inc.
10.4*       (P) Assignment, dated April 3, 1992, by Saratoga Springs Mineral
                Water Company to Mineral Springs Acquisition Group, Inc.
10.5*       (P) Assignment, dated April 3, 1992, by Saratoga Springs Mineral
                Water Company to Mineral Springs Acquisition Group, Inc.
10.6*       (P) Letter Agreement, dated as of May 1, 1993, by and between the
                Company and Mark Wiggins
10.7**+     (P) Employment Agreement entered into by the Registrant and Robin
                Prever
10.8*       (P) Form of the Saratoga Spring Water Company 1993 Stock Option Plan
10.9**+     (P) Consulting Agreement entered into by the Company and Leonard
                Toboroff
10.10*      (P) Form of Consulting Agreement entered into by the Company and
                D.H. Blair & Co. (the "Underwriter")
10.11*      (P) Note, dated August 31, 1992, from the Company to Fleet Bank of
                New York, including guarantees
10.12*      (P) Letter from Fleet Bank of New York to the Company regarding waiver of defaults
10.13*      (P) Letter Agreement between the Company and Owens-Brockway Glass
                Containers
10.14*      (P) Form of Mergers and Acquisitions Agreement entered into by the
                Company and the Underwriter
10.15**     (P) Partnership Agreement, dated July 21, 1993, by and between JNJ
                Distributors, Inc. and Saratoga Springs Distribution Corp., as
                amended by Amendment of Partnership Agreement hereto dated
                November 9, 1993
10.16**     (P) Stock Agreement, dated July 21, 1993, by and between JNJ
                Distributors, Inc. and Saratoga Spring Water Company
10.17**     (P) Distribution Agreement, dated March 25, 1993, by and between
                Joseph Victori Wines, Inc. and JNJ Distributors, Inc.
10.18A***   (P) Credit Agreement, dated as of July 13, 1995, between the Company and Triarc
10.18B#         Termination Agreement dated as of January 31, 1997 between the
                Company and Triarc
10.19***    (P) Amendment, Waiver and Acknowledgment Agreement dated as of
                December 13, 1995 by and between the Company and Triarc
10.20***    (P) Sales and Marketing Services Agreement dated as of May 1, 1995 between the Company and RCC
10.21***    (P) Cott Co-pack Agreement dated as of June 8, 1995
10.22****       Manufacturing and Distribution Agreement, dated as of July 23,
                1996, by and between the Company and Mistic Brands, Inc.
10.23##         Bottling Agreement, dated April 16, 1997, by and among the
                Company, Hype Corporation, Hype Beverage Corporation, World
                Wide Beverage Inc., Hype Water Company Inc., Hyperholics Inc.,
                R.J. Barry Cox and Nigel Spiro
10.24##+        Line of Credit dated as of April 10, 1997 to the Company from
                Robin Prever and Anthony Malatino
22**        (P) Subsidiaries
24***       (P) Power of attorney
27##            Financial Data Schedule

            (*) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on June 16, 1993 (Registration No. 33-62038NY)

            (**) Incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 10, 1994

            (***) Incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 29, 1996

            (****) Incorporated herein by reference to the Company's Form 10-QSB filed with the Commission on November 12, 1996

            (#) Incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on April 15, 1997

            (##) Filed herewith

            (+) Management Agreement

(b) Reports on Form 8-K: No reports on Form 8-K were filed in the quarter ended March 31, 1997

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereinto dully authorized.



                          SARATOGA BEVERAGE GROUP, INC.
                                  (REGISTRANT)



DATE:  MAY 8, 1997                          BY:      /S/ ROBIN PREVER
      ------------                                   ---------------------------
                                                     ROBIN PREVER
                                                     CHIEF EXECUTIVE OFFICER



DATE: MAY 8, 1997                           BY:     /S/ ANTHONY PRINCIPE
      -----------                                   ----------------------------
                                                    ANTHONY PRINCIPE
                                                    CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS



         EXHIBIT                                                           NO.
         -------                                                           ---

         Bottling Agreement................................................10.23

         Line of Credit Agreement..........................................10.24

         Financial Data Schedule...........................................27
                                   Exhibit 1