Form 10QSB
period 1997-06-30
SARATOGA BEVERAGE GROUP INC
filed 1997-08-08
CIK 904362

                      US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                    FOR THE TRANSITION PERIOD FROM ____TO ___

                        COMMISSION FILE NUMBER 33-62038NY


                          SARATOGA BEVERAGE GROUP, INC.


             Delaware                                         14-1749554
   (State or other jurisdiction                        (IRS Employer ID Number)
of incorporation or organization)



                11 Geyser Road, Saratoga Springs, New York 12866

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

            Common Stock - 2,225,705 shares of Class A Common Stock,
              $.01 par value, and 720,055 shares of Class B Common
                             Stock, $.01 par value,
                      were outstanding as of June 30, 1997

            Traditional small business disclosure format (check one):
                                 Yes      No  X
                                     ---     ---

                         This document contains 12 pages

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                                           PAGE NUMBER
                                                                                           -----------
                         PART I - FINANCIAL INFORMATION

ITEM 1 -       CONSOLIDATED FINANCIAL  STATEMENTS

               CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 (UNAUDITED) AND                  1
               AS OF DECEMBER 31, 1996

               CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR                2
               THE THREE MONTH AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
               (UNAUDITED)

               CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED                    3
               JUNE 30, 1997 AND 1996 (UNAUDITED)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                          4-5

ITEM 2 -       MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND                6-8
               RESULTS OF OPERATIONS


                           PART II - OTHER INFORMATION


ITEM 1 -       LEGAL PROCEEDINGS                                                                9

ITEM 2 -       CHANGES IN SECURITIES                                                            9

ITEM 3 -       DEFAULTS UPON SENIOR SECURITIES                                                  9

ITEM 4 -       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                               9

ITEM 5 -       OTHER INFORMATION                                                                9

ITEM 6 -       Exhibits and Reports on Form 8-K                                               10-11

               SIGNATURES                                                                       12

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                June 30, 1997     December 31, 1996
                                                                              -----------------   -----------------
                                                                                 (Unaudited)             (a)
ASSETS
Current Assets:

  Cash and cash  equivalents                                                      $ 1,474,270      $   387,938
  Accounts receivable, net of allowance for doubtful
   accounts of $133,500 and $95,000                                                 1,324,786          398,195
  Inventories                                                                         196,166          183,072
  Prepaid expenses and other current assets                                            75,615           25,427
                                                                                  -----------      -----------

    Total current assets                                                            3,070,837          994,632


Property, plant and equipment, net                                                  1,472,367        1,618,397
Deferred financing costs, net                                                         100,674
Other assets                                                                           17,876           16,859
                                                                                  -----------      -----------

    Total assets                                                                  $ 4,661,754      $ 2,629,888
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts Payable and accrued liabilities                                        $   816,872      $   301,667
  Short-term debt and current portion of obligation
    under capital lease                                                                 5,978            6,295
  Revolving credit facility                                                                            300,000
                                                                                  -----------      -----------


    Total current liabilities                                                         822,850          607,962


Long-Term Debt:

  Obligation under capital lease                                                        4,966            7,455
  5% Subordinated Convertible Note                                                  1,500,000
                                                                                  -----------      -----------

    Total Long-Term debt                                                            1,504,966            7,455



    Total liabilities                                                               2,327,816          615,417
                                                                                  -----------      -----------

Commitments and contingencies

Stockholders' Equity

  Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
  Class A Common Stock, $.01 par value; 50,000,000 shares authorized;
   2,225,705 issued and outstanding in 1997 and
   1,691,224 issued in 1996                                                            22,257           16,913
  Class B Common Stock, $.01 par value, 2,000,000 shares
   authorized, 720,055 shares issued and outstanding in 1997                            7,201           10,360
   and 1,036,036 issued and outstanding in 1996
Paid-in capital                                                                     9,315,904        9,258,405
Treasury Stock at cost, 2,700 shares of Class A                                                         (3,990)
Accumulated deficit                                                                (7,011,424)      (7,267,217)
                                                                                  -----------      -----------

Total stockholders' equity                                                          2,333,938        2,014,471
                                                                                  -----------      -----------

    Total liabilities and stockholders' equity                                    $ 4,661,754      $ 2,629,888
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

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                             1997             1996             1997             1996
                                          -----------      -----------      -----------      -----------
Revenue:

  Product Sales                           $ 1,432,509      $ 1,070,681      $ 2,119,254      $ 1,570,971
  Co-pack Revenue                             679,496          244,098        1,070,574          452,514
                                          -----------      -----------      -----------      -----------
Total Revenue                               2,112,005        1,314,779        3,189,828        2,023,485
Cost of Goods Sold, exclusive of
  depreciation and amortization shown
  separately below                          1,450,269          867,575        2,113,016        1,302,976
                                          -----------      -----------      -----------      -----------


  Gross Profit                                661,736          447,204        1,076,812          720,509
                                          -----------      -----------      -----------      -----------


Operating Expenses:

  Marketing and sales                          90,184          105,964          169,110          167,262
  General and administrative                  264,001          205,659          481,351          401,132
  Depreciation and amortization                95,522           92,764          188,675          182,607
                                          -----------      -----------      -----------      -----------

                                              449,707          404,387          839,136          751,001
                                          -----------      -----------      -----------      -----------


  Operating Income (Loss)                     212,029           42,817          237,676          (30,492)
                                          -----------      -----------      -----------      -----------


Other Income (Expense):

  Commission Income                                             18,599           13,796           40,566
  Interest income                              11,108              597           12,424            3,779
  Interest expense                             (4,906)          (4,792)          (8,103)          (7,476)
                                          -----------      -----------      -----------      -----------

  Other Income (Expense)                        6,202           14,404           18,117           36,869
                                          -----------      -----------      -----------      -----------


  Net Income                                  218,231           57,221          255,793            6,377


Accumulated Deficit:

  Beginning of period                      (7,229,655)      (7,170,602)      (7,267,217)      (7,119,758)
                                          -----------      -----------      -----------      -----------
  End of Period                           ($7,011,424)     ($7,113,381)     ($7,011,424)     ($7,113,381)
                                          ===========      ===========      ===========      ===========

Per Share Information:

  Earnings per share                            $0.07            $0.01            $0.09            $0.00



Weighted average number of common
and equivalent shares outstanding           2,999,886        4,224,297        3,001,282        4,224,297


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months       Six Months
                                                          Ended            Ended
                                                      June 30, 1997     June 30, 1996
                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                           $   255,793        $   6,377
  Adjustment to reconcile net income to cash
    used in operating activities:
  Depreciation and amortization                            188,675          182,607
  Provision for doubtful accounts                           38,500          (27,540)
  Issuance of Treasury Stock                                 3,990
  Changes in operating assets and liabilities:

    Accounts receivable                                   (965,091)        (318,344)
    Inventories                                            (13,094)          86,990
    Prepaid expenses and other current assets              (50,188)         (70,134)
    Accounts payable and accrued liabilities               515,205           29,185
                                                       -----------        ---------


      Net cash used in operating activities                (26,210)        (110,859)
                                                       -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property, plant, and equipment               (38,986)        (152,081)
  Decrease (increase) in other assets                       (1,800)           2,429
                                                       -----------        ---------


      Net cash used in investing activities                (40,786)        (149,652)
                                                       -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from capital lease obligations                                    18,393
  Proceeds from long-term borrowings                     1,500,000          100,000
  Deferred financing costs                                 (80,750)
  Principal payments on Revolving credit facility         (300,000)
  Principal payments on long-term borrowings                                (77,300)
  Principal reductions on capital lease obligation          (2,805)          (2,007)
  Principal payments on short-term  borrowings                              (59,992)
  Proceeds from exercise of stock warrants                   3,000
  Proceeds from exercise of stock options                   43,250
  Distribution of minority interest                         (9,367)         (21,628)
                                                       -----------        ---------


      Net cash provided by (used) in
         financing activities                            1,153,328          (42,534)
                                                       -----------        ---------


Increase (decrease) in cash and cash equivalents         1,086,332         (303,045)

Cash and cash equivalents at beginning of period           387,938          352,797
                                                       -----------        ---------

Cash and cash equivalents at end of period             $ 1,474,270        $  49,752
                                                       ===========        =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest Paid during the period                        $     4,145        $   4,921
                                                       ===========        =========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         The accompanying financial statements include Saratoga Beverage Group, Inc., and its wholly-owned subsidiary, Saratoga Springs Distribution Corporation. Saratoga Springs Distribution Corporation owns a 51% interest in Sample New Age Distributors ("Sample," a non-operating partnership in 1997 and
1996).

         Certain sales discounts have been reclassed from marketing and sales expense to revenue in 1996, to conform with the 1997 presentation.

2.       WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING

         The calculations of weighted average shares of common stock includes outstanding options and warrants in 1996 and 1997 because of their dilutive effect on per share data.

3.       RELATED PARTY TRANSACTIONS

         Included in cash and cash equivalents at June 30, 1997 and 1996 is approximately $1,281,000 and $16,767, respectively, of cash equivalents invested in a money market account with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.

         The Company agreed to compensate Peter Campbell $1,667 per month for his services as Chairman of the Board for one year commencing July 1996.

         In April , 1997, the Company's President and a principal shareholder supplied the Company with a line-of-credit for up to $250,000. This line-of-credit was canceled and replaced on June 12, 1997 when the Company entered into a Securities Purchase Agreement with Parley International, as nominee for Maerki Baumann & Co., A.G. (Zurich) ("Purchaser"), pursuant to which Purchaser acquired $1,500,000 principal amount of the Company's 5% Subordinated Convertible Notes due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under Section 4(2) of the Securities Act of 1933. Interest on the unpaid principal amount accrues from the date of issuance at a rate of 5% per annum. Interest becomes due and payable on each of the first, second and third anniversaries.

         The principal amount of the Note is due and payable on the third anniversary of the Note and is convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $3.50 principal amount per share. The Note is mandatorily convertible into shares of

Class A Common Stock in the event that the closing price of Class A Common Stock exceeds $5.25 for three consecutive trading days.

         Global Financial Group, Inc. acted as placement agent in connection with the offering of the Note and, in connection therewith, received a cash commission in the amount of $80,750 and was issued a warrant to acquire 30,000 shares of Class A Common Stock for an exercise price of $3.50 per share. The warrant was determined to have a fair value of $22,800, using the Black Scholes Valuation method, on the day of issuance. The commission and the fair value of the warrant were recorded as deferred financing costs and will be amortized over the life of the Note, three years.

4.       NEW ACCOUNTING PRONOUNCEMENTS

         Effective December 31, 1997, the Company will be required to implement Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share". FAS 128 replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS computation. Management does not anticipate that the adopting this standard will have a material impact on the consolidated financial statements.

1       INCOME TAX

         For the quarter ended June 31, 1997, no provision for income tax has been provided because of the anticipated use of net operating loss carryovers.

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


BUSINESS

         GENERAL

         The Company is primarily engaged in the bottling, marketing and distribution of natural spring and mineral water products, and in the packaging of products for others (co-packing). The Company's product line currently includes natural essence flavored sparkling spring water, and non-carbonated spring water, marketed as premium domestic bottled water under the proprietary name "Saratoga." The Saratoga brand name has been in existence for over 120 years. The Company markets a line of fortified non-carbonated spring water products under the name V2. The V2 line is ginseng enhanced and caffeine enhanced spring water. The Company recently introduced Splash, a line of fruit flavored spring water products in conjunction with an agreement with Mistic Brands, Inc.

         The Company's springs and bottling facilities have been operated through the years by a number of owners, including Anheuser-Busch and Evian Waters of France, a division of BSN, S.A. Anheuser-Busch and Evian Waters of France each operated the business for approximately two years. The Company was organized and acquired the assets of its business in April 1992 from the owners of Evian Waters of France. The Company's bottling facilities, which had been closed since May 1991 by the previous owners, recommenced operations in May 1992. Since that time, the Company has undertaken the task of rebuilding a distribution network and customer base for the Saratoga brand beverage products.

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


         PRODUCTS

         On June 30, 1997 the Company entered into an agreement with Mistic Brands, Inc. ("Mistic") that terminated the Manufacturing and Distribution Agreement between Mistic Brands and Saratoga Beverage Group, Inc., dated as of July, 1996. It also granted Saratoga Beverage Group, Inc. the non-exclusive right to use the formulations and the exclusive right to use the graphic designs heretofore utilized by Mistic in connection with Beverages sold under the Saratoga Splash Trademark pursuant to the Agreement. Saratoga will pay to Mistic on an annual basis a royalty of $.50/case on the first 50,000 cases of product sold and $.25/case for all cases sold thereafter.

         Saratoga Splash is a non-carbonated spring water product that is sweetened and flavored. It will be available in five fruit flavors with one flavor containing a sugar substitute.

         On June 17, 1997, the Company entered into a three-year master distribution agreement (the "Master Distribution Agreement") with Hype Corporation and certain affiliates of Hype Corporation (collectively, "Hype") whereas Hype granted the Company the exclusive right and license to act as the master distributor for Hype beverage products currently featuring the flavors "PASSION ATTACK," "MORING RUSH," "NIGHT BOOST" and "MFP," and using the names "SPIKED HYPE," "HYPE SPORTS," "HYPERHOLICS" and "HYPE2o" (collectively with any future beverages using the "HYPE" name or any derivative of the "HYPE" name, the "Products"), in the United States and its territories (the "Territory") until June 30, 2000. The Company will receive $1.00 per case for each case of Products sold in the Territory plus an additional $1.00 per case for the first 50,000 cases of Products sold in the Territory.


RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and six month periods ended June 30, 1997

NET REVENUE

         Net revenue for the three month period ended June 30, 1997 was $2,112,005, an increase of $797,226 or 61%, as compared to net revenue of $1,314,779 for the same period in 1996. Net revenue for the six month period ended June 30, 1997 was $3,189,827, an increase of $1,166,343 or 58% as compared to net revenue of $2,023,485 for the same period in 1996. The increase for both the three and six month periods is primarily attributable to growth in both product sales and co-pack revenue. Product sales increased 34% or $361,828 and co-pack revenue increased 178% or $435,398 during the second quarter of 1997. For the six months ended June 30, 1997, product sales increased 35% or $548,283 and co-pack revenue increased 137% or $618,060.

GROSS PROFIT

         The gross profit margin, exclusive of depreciation and amortization, was 31% and 34% respectively for the three and six month periods ended June 30, 1997 and 34% and 36% for the comparable periods ended June 30, 1996. The decreased in the gross profit margins are primarily attributable to the increase in co-pack revenue that carries a lower gross margin than product sales.

MARKETING

         Marketing and selling expenses were $90,184, representing (4% of net revenues), or a decrease of $15,780 and $169,110, representing (5% of net revenues), or an increase of $1,848, respectively, for the three and six month periods ending June 30, 1997, as compared with the same periods in 1996. The decrease in marketing and sales expenses for the three month period and the small increase for the six month period ended June 30, 1997 is primarily attributable to the elimination of commissions paid to Royal Crown Company as part of the Sales and Marketing Services Agreement which was terminated on December 1, 1996, partially offset by an increase in sales salaries and commissions.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three and six month periods ended June 30, 1997 were $264,001 and $481,351, respectively, an increase of $58,342 or 28% and $80,219 or 20% from the same periods in 1996. The increase for both the three and six month periods is primarily attributable to a an increase in salary and related expenses, utilities and bad debt expense.

OTHER INCOME AND EXPENSE

         Net other income for the three and six month periods ended June 30, 1997 decreased $8,202 and $18,752, respectively, from the same periods in 1996. The decrease for both the three and six month periods is primarily attributable to an $18,599 and $26,770 decrease in commission income, partially offset by an increase of $10,511 and $8,645 in interest income, and $114 and $627 decrease in interest expense, respectively. The decrease in commission income is due to the elimination of royalties after February 1997. The royalties were generated from the sale of the Mistic Distribution Agreement by Sample New Age Distributors in the first quarter of 1995. The increases in interest income for the three and six month periods is primarily attributable to a surplus of capital available for investing, The surplus capital came from the $1,500,000 proceeds of the three-year Subordinated Convertible Note. The decrease in interest expense for the three and six month periods is primarily attributable to the $300,000 principal payment on the Revolving Credit Facility on January 31, 1997.

NET INCOME

         Net income for the three and six month period ended June 30, 1997 was $218,231 and $255,793, respectively, an increase of $161,010 and $249,416, for the three and six month periods ended June 30, 1996, respectively. The increase in net income for the three and six month periods is primarily attributable to the growth in both product sales and co-pack revenue, with only a small increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1997 and 1996, cash flows used in operating activities were $26,210 and $110,859, respectively. At June 30, 1997, cash and cash equivalents was $1,474,270, while working capital was $2,247,987. The current ratio at June 30, 1996 was 3.73 : 1. The Company believes that it has sufficient liquidity to meet anticipated needs for the next twelve (12) months.

         On June 12, 1997 the Company entered into a Securities Purchase Agreement with Parley International, as nominee for Maerki Baumann & Co., A.G. (Zurich) ("Purchaser"), pursuant to which Purchaser acquired $1,500,000 principal amount of the Company's 5% Subordinated Convertible Notes due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under Section 4(2) of the Securities Act of 1933. Interest on the unpaid principal amount accrues from the date of issuance at a rate of 5% per annum. Interest becomes due and payable on each of the first, second and third anniversaries.

         The principal amount of the Note is due and payable on the third anniversary of the Note and is convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $3.50 principal amount per share. The Note is mandatorily convertible into shares of Class A Common Stock in the event that the closing price of Class A Common Stock exceeds $5.25 for three consecutive trading days.

         Global Financial Group, Inc. acted as placement agent in connection with the offering of the Note and, in connection therewith, received a cash commission in the amount of $80,750 and was issued a warrant to acquire 30,000 shares of Class A Common Stock for an exercise price of $3.50 per share. The commission and the fair value of the warrant were determined to be $22,800 and were recorded as deferred financing costs and will be amortized over the life of the Note, three years.

         Debt includes the outstanding balance on the Subordinated Convertible Note of $1,500,000 and $4,966, the long-term portion of equipment under a capital lease.

         There are no material commitments or contingencies at this time not disclosed in the financial statements.

                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         NONE.


ITEM 2 - CHANGES IN SECURITIES

         NONE.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE.


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders was held on August 6, 1997 for the following purposes:

         1 To elect directors of the Company by holders of Class A and Class B Common Stock, voting together as a single class.

                  The directors elected were: Peter R. Campbell, Warren Lichtenstein, John A. Morabito, Robin Prever, and Leonard Toboroff.

                  All of the directors received 5,114,289 votes cast for and 11,275 cast against, with no abstentions, except for Peter Campbell, who received 5,105,087 votes cast for and 11,477 cast against, with no abstentions.

         2. To ratify the appointment of Coopers and Lybrand, L.L.P., as auditors for the Company for the fiscal year ending December 31, 1997.

                  There were 5,102,462 votes cast for, 8,400 votes cast against and 5,702 abstentions.

         3. Other Business. There was no other business that came before the meeting.


         Stockholders of record at the close of business on June 4, 1997 were entitled to vote at the meeting or any adjournment thereof.


ITEM 5 - OTHER INFORMATION

         Pursuant to the Escrow Agreement, 100,000 shares of Class B Common Stock were canceled on April 30, 1997 and were contributed to the Company's capital.

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

10.16**     (P)    Stock agreement, dated July 21, 1993, by and between JNJ
                   Distributors, Inc. and Saratoga Spring Water Company

10.17**     (P)    Distribution Agreement, dated March 25, 1993, by and between
                   Joseph Victori Wines, Inc. and JNJ Distributors, Inc.

10.18A***   (P)    Credit Agreement, dated as of July 13, 1995, by and between the Company and Triarc

10.18B# Termination Agreement dated as of January 31, 1997 between the Company and Triarc

10.19***    (P)    Termination Agreement dated as of January 31, 1997 between the Company and Triarc Amendment, Waiver and Acknowledgment
                   Agreement, dated as of December 13, 1995, by and between the Company and Triarc

10.20***    (P)    Sales and Marketing Services Agreement, dated as of May 1,
                   1995, between the Company and RCC

10.21***    (P)    Cott Co-pack Agreement, dated as of June 8, 1995

10.22****          Manufacturing and Distribution Agreement, dated as of July
                   23, 1996, by and between the Company and Mistic Brands, Inc.

10.23## Bottling Agreement, dated April 16, 1997, by and among the Company, Hype Corporation, Hype Beverage Corporation, World Wide Beverage Inc., Hype Water Company, Inc., Hyperholics Inc., R.J. Barry Cox and Nigel Spiro

10.24##+ Line of Credit dated as of April 10, 1997 to the Company from Robin Prever and Anthony Malatino

10.25### Saratoga Splash Agreement, dated as of June 30, 1997, by and between the Company and Mistic Brands, Inc.

10.26### The Master Distribution Agreement dated as of June 16, 1997 by and among Saratoga Beverage Group, Inc., Hype Corporation, World Wide Beverage Inc., Global Brands AG, Hype Water Company, Inc. and Hyperholics Inc.

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

            (**) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 30, 1994

            (***) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 29, 1996

            (****) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on November 12, 1996

            (#) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on April 15, 1997

            (##) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on May 13, 1997

            (###)  Filed herewith

            (+)    Management Agreement



(b) Reports on From 8-K: A report on Form 8-K was filed during the second quarter with The Commission. The report was filed on June 25, 1997 whereby the registrant entered into a Securities Purchase Agreement with Parley International, as nominee for Maerki Baumann & Co., A.G. (Zurich) ("Purchaser"), pursuant to which Purchaser acquired $1,500,000 principal amount of the Company's 5% Subordinated Convertible Notes due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under
Section 4(2) of the Securities Act of 1933.

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREINTO DULY AUTHORIZED.


                                  SARATOGA BEVERAGE GROUP, INC.
                                           (REGISTRANT)



DATE:  AUGUST 8, 1997             BY:      /S/  ROBIN PREVER
      ---------------                      ----------------------------
                                           ROBIN PREVER
                                           CHIEF EXECUTIVE OFFICER



DATE: AUGUST 8, 1997              BY:      /S/  ANTHONY PRINCIPE
      --------------                       ----------------------------
                                           ANTHONY PRINCIPE
                                           CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS



                  EXHIBIT                                             NO.
                  -------                                             ---


                  Saratoga Splash Agreement..........................10.25


                  Master Distribution Agreement......................10.26

                                   Exhibit 1