Form 10QSB
period 1997-09-30
SARATOGA BEVERAGE GROUP INC
filed 1997-11-10
CIK 904362

                      US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

   COMMONSTOCK - 2,403,705 SHARES OF CLASS A COMMON STOCK, $.01 PAR VALUE, AND
             562,055 SHARES OF CLASS B COMMON STOCK, $.01 PAR VALUE,
                    WERE OUTSTANDING AS OF SEPTEMBER 30, 1997

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                 YES_____ NO X__


                         THIS DOCUMENT CONTAINS 12 PAGES

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                                     ------------------     -----------------
                                                                         (UNAUDITED)                (A)
ASSETS
CURRENT ASSETS:
CASH AND CASH  EQUIVALENTS                                               $ 1,943,993           $   387,938
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
DOUBTFUL
 ACCOUNTS OF $171,500 AND $95,000                                          1,004,324               398,195
INVENTORIES                                                                  257,619               183,072
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                     64,780                25,427
                                                                         -----------           -----------
TOTAL CURRENT ASSETS                                                       3,270,716               994,632

PROPERTY, PLANT AND EQUIPMENT, NET                                         1,439,908             1,618,397
DEFERRED FINANCING COSTS, NET                                                 92,044
OTHER ASSETS                                                                  17,792                16,859
                                                                         -----------           -----------

TOTAL ASSETS                                                             $ 4,820,460           $ 2,629,888
                                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                 $   473,299           $   301,667
SHORT-TERM DEBT AND CURRENT PORTION OF
OBLIGATION UNDER CAPITAL
LEASE                                                                          6,474                 6,295

REVOLVING CREDIT FACILITY                                                                          300,000
                                                                                                         0
TOTAL CURRENT LIABILITIES                                                    479,773               607,962

LONG-TERM DEBT:
OBLIGATION UNDER CAPITAL LEASE                                                 2,969
                                                                                                     7,455
5% SUBORDINATED CONVERTIBLE NOTE                                           1,500,000
                                                                         -----------           -----------
TOTAL LONG-TERM DEBT                                                       1,502,969
                                                                                                     7,455

TOTAL LIABILITIES                                                          1,982,742               615,417
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

PREFERRED STOCK, $.01 PAR VALUE; 5,000,000 SHARES AUTHORIZED,
 NO SHARES ISSUED AND OUTSTANDING
CLASS A COMMON STOCK, $.01 PAR VALUE; 50,000,000 SHARES
AUTHORIZED; 2,403,705 SHARES ISSUED AND OUTSTANDING IN 1997 AND
 1,691,224 ISSUED AND OUTSTANDING  IN 1996                                    22,457                16,913
CLASS B COMMON STOCK, $.01 PAR VALUE, 2,000,000 SHARES
AUTHORIZED, 562,055 SHARES ISSUED AND OUTSTANDING IN 1997
AND 1,041,036 ISSUED AND OUTSTANDING IN 1996                                   7,201                10,360
PAID-IN CAPITAL                                                            9,340,704             9,258,405
TREASURY STOCK AT COST 2,700 SHARES OF CLASS A, IN 1997                                             (3,990)
ACCUMULATED DEFICIT                                                       (6,532,644)           (7,267,217)

                                                                         -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                                 2,837,718             2,014,471

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 4,820,460           $ 2,629,888
                                                                         ===========           ===========

(A) CONDENSED FROM AUDITED FINANCIAL STATEMENTS.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)




                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                            1997            1996            1997            1996
                                         -----------     -----------     -----------     -----------
SALES:
PRODUCT SALES                            $ 1,528,044     $ 1,197,368     $ 3,470,674     $ 2,790,874
CO-PACK SALES                                874,855         243,385       1,945,429         695,899
                                         -----------     -----------     -----------     -----------
NET SALES                                  2,402,899       1,440,753       5,416,103       3,486,773
COST OF GOODS SOLD, EXCLUSIVE OF
DEPRECIATION AND AMORTIZATION SHOWN
SEPARATELY BELOW                           1,452,713         903,793       3,440,390       2,206,769
                                         -----------     -----------     -----------     -----------

GROSS PROFIT                                 950,186         536,960       1,975,713       1,280,004
                                         -----------     -----------     -----------     -----------


OPERATING EXPENSES:
MARKETING AND SALES                          109,771         181,335         278,881         371,132
GENERAL AND ADMINISTRATIVE                   291,624         245,715         772,975         646,847
DEPRECIATION AND AMORTIZATION                101,367          95,484         290,042         278,091
                                         -----------     -----------     -----------     -----------

TOTAL OPERATING EXPENSES                     502,762         522,534       1,341,898       1,296,070
                                         -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                      447,424          14,426         633,815         (16,066)
                                         -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
COMMISSION INCOME                             40,062          19,598         105,143          60,164
INTEREST INCOME                               18,424             312          30,848           4,091
INTEREST EXPENSE                             (19,171)         (3,328)        (27,274)        (10,804)
                                         -----------     -----------     -----------     -----------

 OTHER INCOME (EXPENSE), NET                  39,315          16,582         108,717          53,451
                                         -----------     -----------     -----------     -----------

    INCOME (LOSS) BEFORE INCOME TAXES        486,739          31,008         742,532          37,385
    PROVISION FOR INCOME TAXES                 7,959                           7,959
                                         -----------     -----------     -----------     -----------
NET INCOME                                   478,780          31,008         734,573          37,385

ACCUMULATED DEFICIT:
BEGINNING OF PERIOD                       (7,011,424)     (7,113,381)     (7,267,217)     (7,119,758)
                                         ===========     ===========     ===========     ===========
END OF PERIOD                            ($6,532,644)    ($7,082,373)    ($6,532,644)    ($7,082,373)
                                         ===========     ===========     ===========     ===========

PER SHARE INFORMATION:
EARNINGS PER SHARE                       $      0.16     $      0.01     $      0.25     $      0.01

WEIGHTED AVERAGE NUMBER OF COMMON
AND EQUIVALENT SHARES OUTSTANDING          2,983,538       4,224,449       2,996,038       4,224,449

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS           NINE MONTHS
                                                                ENDED                 ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                 1997                  1996
                                                            -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                          $   734,573           $    37,385
  ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO CASH
    USED IN OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                  290,042               278,091
  PROVISION FOR DOUBTFUL ACCOUNTS                                 76,500                22,460
  CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
     ACCOUNTS RECEIVABLE                                        (682,627)             (439,543)
     INVENTORIES                                                 (74,547)              107,384
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                   (39,353)              (29,912)
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    171,631                 3,316
                                                             -----------           -----------
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                    476,219               (20,819)
                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                     (99,180)             (154,410)
  DECREASE (INCREASE) IN OTHER ASSETS                             (1,800)                2,729
                                                             -----------           -----------

         NET CASH USED IN INVESTING ACTIVITIES                  (100,980)             (151,681)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM CAPITAL LEASE OBLIGATIONS                                               18,393
  PROCEEDS FROM LONG-TERM BORROWING                            1,500,000               100,000
  DEFERRED FINANCING COSTS                                       (80,750)
  PRINCIPAL PAYMENTS ON REVOLVING CREDIT FACILITY               (300,000)
  PRINCIPAL PAYMENTS ON LONG-TERM BORROWINGS                                           (91,000)
  PRINCIPAL REDUCTIONS ON CAPITAL LEASE OBLIGATIONS               (4,307)               (3,302)
  PRINCIPAL PAYMENTS ON SHORT-TERM BORROWINGS                                          (59,992)
  PROCEEDS FROM EXERCISE OF STOCK WARRANTS                         3,000
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                         68,250
  ISSUANCE (PURCHASE) OF TREASURY STOCK AT COST                    3,990                (3,000)
  DISTRIBUTION OF MINORITY INTEREST                               (9,367)              (31,427)
                                                             -----------           -----------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                  1,180,816               (70,328)
                                                             -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,556,055              (242,828)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 387,938               352,797
                                                             -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,943,993           $   109,969
                                                             ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
INTEREST PAID DURING THE PERIOD                              $     4,451           $     8,220
                                                             ===========           ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

      The accompanying financial statements include Saratoga Beverage Group, Inc., and its wholly- owned subsidiary, Saratoga Springs Distribution Corporation. Saratoga Springs Distribution Corporation owns a 51% interest in Sample New Age Distributors ("Sample," a non-operating partnership in 1997 and
1996).

      Certain sales discounts have been reclassed from marketing and sales expense to revenue in 1996, to conform with the 1997 presentation.

2.    WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING

      The calculations of weighted average shares of common stock includes outstanding options and warrants in 1996 and 1997 because of their dilutive effect on per share data.

3.    RELATED PARTY TRANSACTIONS

      Included in cash and cash equivalents at September 30, 1997 and 1996 is approximately $1,877,181 and $23,651 respectively, of cash equivalents invested in a money market account with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.

      The Company agreed to compensate Peter Campbell $1,667 per month for his services as Chairman of the Board for one year commencing July 1996.

      In April, 1997, the Company's President and a principal shareholder supplied the Company with a line-of-credit for up to $250,000. This line-of-credit was canceled and replaced in June 1997 when the Company entered into a Securities Purchase Agreement with Parley International, as nominee for Maerki Baumann & Co., A.G. (Zurich) ("Purchaser"), pursuant to which Purchaser acquired $1,500,000 principal amount of the Company's 5% Subordinated Convertible Notes due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under Section 4(2) of the Securities Act of 1993. Interest on the unpaid principal amount accrues from the date of issuance at a rate of 5% per annum. Interest becomes due and payable on each of the first, second and third anniversaries.

      The principal amount of the Note is due and payable on the third anniversary of the Note and is convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $3.50 principal amount per share. The Note is mandatory convertible into shares of Class A Common Stock in the event that the closing price of Class A Common Stock exceeds $5.25 for three consecutive trading days.

      Global Financial Group, Inc. acted as placement agent in connection with the offering of the Note and, in connection therewith, received a cash commission in the amount of $80,750 and was issued a warrant to acquire 30,000 shares of Class A Common Stock for an exercise price of $3.50 per share. The warrant was determined to have a fair value of $22,800, using the Black Scholes Valuation method. The financing costs will be amortized over the life of the Note, three years.


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



5.   INCOME TAX

      For the quarter ended September 30, 1997, provision for income tax has been provided in the amount of $7,959. The favorable impact on the tax provision is the result of the utilization of net operating loss carryforwards and the corresponding reduction in the valuation allowance.

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


BUSINESS

      GENERAL

      The Company is primarily engaged in the bottling, marketing and distribution of natural spring and mineral water products, and in the packaging of products for others (private label). The Company's product line currently includes natural essence flavored sparkling spring water, and non-carbonated spring water, marketed as premium domestic bottled water under the proprietary name "Saratoga." The Saratoga brand name has been in existence for over 125 years. The Company markets a line of fortified non-carbonated spring water products under the name V2. The V2 line including ginseng enhanced and caffeine enhanced spring water. The Company recently introduced Saratoga Splash, a line of fruit flavored spring water products in conjunction with an agreement with Mistic Brands, Inc.

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

      CO-PACKING

      In 1995, the Company was selected by Cott USA, Inc. to co-pack Cott's private label spring water products at its Saratoga Springs bottling facility. Cott Corp., Cott USA, Inc.'s parent company, is the nation's largest producer of retailer brand carbonated soft drinks and other beverages. Actual co-packing began in April 1995.


      PRODUCTS

      On June 30, 1997 the Company entered into a new Agreement with Mistic Brands, Inc. ("Mistic") that granted Saratoga Beverage Group, Inc. the non-exclusive right to use the formulations and the exclusive right to use the graphic designs utilized by Mistic in connection with Beverages sold under the Saratoga Splash Trademark pursuant to the original Agreement. Saratoga will pay to Mistic on an annual basis a royalty of $.50/case on the first 50,000 cases of product sold and $.25/case for all cases sold thereafter.

      Saratoga Splash is a non-carbonated fruit flavored spring water product. It currently is available in four flavors: Lemon frost, Orange twist, Strawberry mist, and Blueberry burst.

      On June 16, 1997, the Company entered into a three-year master distribution agreement (the "Master Distribution Agreement") with Hype Corporation and certain affiliates of Hype Corporation (collectively, "Hype") whereas Hype granted the Company the exclusive right and license to act as the master distributor for Hype beverage products currently featuring the flavors "PASSION ATTACK," "MORING RUSH," "NIGHT BOOST" and "MFP," and using the names "SPIKED HYPE," "HYPE SPORTS," "HYPERHOLICS" and "HYPE2o" (collectively with any future beverages using the "HYPE" name or any derivative of the "HYPE" name, the "Products"), in the United States and its territories (the "Territory") until June 30, 2000. The Company will receive a commission of $1.00 per case for each case of Products sold by Hype in the Territory plus an additional $1.00 per case for the first 50,000 cases of Products sold by Hype in the Territory.


RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and nine month periods ended September 30, 1997

NET SALES

      Net sales for the three month period ended September 30, 1997 was $2,402,899 an increase of $962,146 or 67%, as compared to net sales of $1,440,753 for the same period in 1996. Net Sales for the nine month period ended September 30, 1997 was $5,416,103 an increase of $1,929,330 or 55% as compared to net sales of $3,486,773 for the same period in 1996.

GROSS PROFIT

      The gross profit margin, exclusive of depreciation and amortization, was 40% and 36% respectively for the three and nine month periods ended September 30, 1997 and 37% and 37% for the comparable periods ended September 30, 1996. The increase in the gross profit margins are primarily attributable to a reduction in cost of goods sold.

MARKETING AND SALES

      Marketing and sales expenses decreased $71,564 and $92,251 to $109,771 and $278,881 or 4% and 5% of net sales, for the three and nine month periods ended September 30, 1997 respectively. This compares with $181,335 and $371,132 or 11%, and 10% of net sales, for both the three and nine month periods ended September 30, 1996. The decrease in marketing and sales expenses for the three and nine month periods ended September 30, 1997 is primarily attributable to the elimination of commissions to Royal Crown Cola.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the three and nine month periods ended September 30, 1997 were $291,624 and $772,975, respectively, an increase of $45,909 or 19% and $126,128 or 19% from the same periods in 1996. The increase for both the three and nine month periods is primarily attributable to an increase in personnel and related expenses as well as increased professional fees.

OTHER INCOME AND EXPENSE

      Net other income for the three and nine month periods ended September 30, 1997 increased $22,733 and $55,266 respectively, from the same periods in 1996. The increase for both the three and nine month periods is primarily attributable to commission income earned on the sale of Hype products of $40,062 and $91,347, partially offset by a $19,598 and $46,368 decrease in commission income from Sample. The commission income from Hype Corporation is generated from the sale of Hype beverage products as part of the three-year master distribution agreement entered into with the Company on June 16, 1997. The decrease in commission income from Sample is due to the elimination of royalties from Splash after February 1997. The commission income was generated from the sale of the Mistic Distribution Agreement by Sample New Age Distributors in the first quarter of 1995.

NET INCOME

      Net income for the three and nine month period ended September 30, 1997 was $478,780 and $734,573 respectively, an increase of $447,772 and $697,188, for the three and nine month periods ended September 30, 1996, respectively. The increase in net income for the three and nine month periods is primarily attributable to the growth in both product sales and co-pack revenue.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 1997 and 1996, cash flows provided by operating activities were $476,219 versus cash flows used in operating and activities of $20,819. At September 30, 1997, cash and cash equivalents was $1,943,993, while working capital was $2,790,943. The current ratio at September 30, 1997 was 6.81:1. The Company believes that it has sufficient liquidity to meet anticipated needs for the next twelve (12) months.

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

      Debt includes the outstanding balance on the Subordinated Convertible Note of $1,500,000 and $2,969, the long-term portion of equipment under a capital lease.

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

            (**) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 30, 1994

            (***) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 29, 1996

            (****)Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on November 12, 1996

            (#) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on April 15, 1997

            (##) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on May 13, 1997

            (###) Incorportated herein by reference to the Company's form 10-QSB filed with the Commission on August 8, 1997.

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


                                    SARATOGA BEVERAGE GROUP, INC.
                                    -----------------------------
                                           (REGISTRANT)



DATE:                               BY:    /S/ ROBIN PREVER
                                          --------------------------------------
                                          ROBIN PREVER
                                          CHIEF EXECUTIVE OFFICER AND
                                          ACTING CHIEF FINANCIAL OFFICER