Form 10KSB
period 1997-12-31
SARATOGA BEVERAGE GROUP INC
filed 1998-03-20
CIK 904362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

11 GEYSER ROAD,  SARATOGA SPRINGS,  NEW YORK  12866      Issuer's telephone
(Address of principal place of business)                 number : (518) 584-6363


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

Yes [X]     No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing sale price of the common stock on March 4,1998 as reported on the NASDAQ Small Cap Market System, was approximately $4,772,998. Shares of the common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock may be deemed to be affiliates for this purpose. This determination of affiliate status is not necessarily a conclusive determination of the affiliates of the issuer for other purposes.

Issuer's revenues for the fiscal year ended December 31, 1997 were $6,270,691.

As of March 4, 1998, Registrant had outstanding 2,979,139 shares of Class A common stock, $.01 par value per share, and 439,955 shares of Class B common stock, $.01 par value per share.


DOCUMENTS INCORPORATED BY REFERENCE
None.

     Transitional Small Business Disclosure Format   Yes [  ]   No [X]

PART I
ITEM 1.  BUSINESS


GENERAL
The Company is primarily engaged in the bottling, marketing and distribution of spring and mineral water products and in packaging products for others ("co-packing"). The Company's product line currently includes: sparkling spring water, sparkling essence-flavored spring water products, non-carbonated spring water and non-carbonated spring water with flavors. All of the Company's products are marketed as premium domestic bottled water primarily under the proprietary brand name "Saratoga." The Saratoga brand name has been in existence for 125 years.

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



PRODUCTS
The main product lines sold under the Saratoga label include various types of bottled water: sparkling spring water, sparkling lemon essence-flavored spring water, sparkling lime essence-flavored spring water, sparkling berry essence-flavored spring water and natural non-carbonated spring water. The company also markets a line of flavored spring water beverages under the name Saratoga Splash.

The Company's bottled water is sold in a variety of bottle sizes. The sparkling spring water products are packaged in four different premium sizes: 7.7 ounce, 10 ounce (soon to be 12 ounce), 28 ounce glass bottles, and a 42.3 ounce PET (polyethylene terephthalate) recyclable bottle. The non-carbonated water is packaged in 0.5 liter, 1 liter, and 1.5 liter PET recyclable bottles.

On June 30, 1997 the Company entered into an agreement with Mistic Brands, Inc. ("Mistic") that granted Saratoga Beverage Group, Inc. the non-exclusive right to use the formulations and the exclusive right to use the graphic designs utilized by Mistic in connection with beverages sold under the Saratoga Splash trademark pursuant to the original agreement. Saratoga will pay to Mistic, on an annual basis, a royalty of $.50/case on the first 50,000 cases of product sold and $.25/case for all cases sold thereafter.

Saratoga Splash is a non-carbonated fruit flavored spring water product. It currently is available in four flavors: Lemon Frost, Orange Twist, Strawberry Mist, and Blueberry Burst.

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United

States until June 2000. The Company will receive a minimum commission of $1.00 per case for each case of Products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At December 31, 1997 $215,000 was included in accounts receivable and $174,000 in accounts payable and accrued liabilities, related to this agreement.


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

The Company positions its products as "premium". The Company believes that the proprietary Saratoga brand name, which has been in existence for 125 years is perceived as upscale. The Company's current marketing slogan is "Everything Else Is Just Water (C)."

The Company believes that the high quality packaging of its products enhances their image as premium domestic bottled water products. The Company's products are bottled in unique, sleek, cobalt blue glass, embossed bottles and in clear plastic PET recyclable bottles. The Company believes that the distinctive labels used for its glass bottled water products are perceived by consumers to be upscale.

The Company has initially concentrated its marketing and sales activities on the eastern coast of the United States, particularly in the northeastern states, where Saratoga is a recognizable brand name. The Company sells to a customer with nationwide concession locations and throughout the year, has sold its product to this customer across the continental United States. The Company's products are marketed and sold to both on-premise accounts, such as restaurants and hotels, and to off-premise accounts, such as supermarkets, convenience stores and delicatessens.

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

As is typical in the retail food and beverage industry, from time to time the Company has provided incentives to certain grocery stores and supermarket chains to support the merchandising of its products. Such incentives have generally been provided in the form of free or discounted product, on a temporary basis. In very competitive situations however, the Company has purchased shelf space in certain supermarkets where the exposure and sales potential justifies the cost.


DISTRIBUTION
Since the Company commenced operations in 1992, it has been primarily focused on securing distribution for its products. The Company's distribution network includes primarily soft drink distributors, beer distributors and liquor distributors. The majority of Company sales have been to distributors located on the east coast and Puerto Rico. The Company has a customer with a nation-wide concession business and the company has expanded its distribution nationwide for this customer.


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


PRODUCTION
The Company has two bottling lines, a PET line purchased and installed during the first quarter 1994 (being up-graded in 1998) and a glass bottling line. The Company's source springs are located on 48 acres in Saratoga Springs, New York and are classified by the New York State Department of Health as "natural spring water."


The Company produces "premium" domestic bottled water sold under the Saratoga brand name and continues to supply co-packers with their private label Spring water.


SUPPLIERS
The Company does not manufacture any of the bottles or packaging in which its products are sold. Its glass bottles are purchased from two primary suppliers who manufacture the bottles in accordance with the Company's specifications. The Saratoga brand name and the Company's logo are embossed on some of the glass bottles. The Company purchases its PET bottles, caps for its PET bottles and metal caps for its glass bottles from single suppliers. The Company believes that there are alternate supplies of bottles and caps readily available to it on comparable terms.

The Company is not affiliated with its suppliers.


MAJOR CUSTOMERS
Revenue from the Company's largest distributor, for the year ended December 31, 1997 was fifteen percent (15%) of total revenues. For the year ended December 31, 1997 thirty-six (36%) of total revenue were generated from co-packing. One co-packing customer represents 22% of total revenue.



TRADEMARKS
"Saratoga" is a registered trademark of the Company in the United States and Canada for use in connection with spring water, mineral water, tonic water and ginger ale products. The Company has fourteen other trademarks, either pending or registered, which include the "Saratoga Vichy" name, the name "Saratoga Splash" and the Saratoga racetrack oval label used on its bottles and packaging.


GOVERNMENT REGULATION
Bottled water must originate from an "approved source" in accordance with standards prescribed by the Food and Drug Administration and the state health departments in each of the states in which the Company's products are sold. There are annual "compliance tests" of both the source and the finished product.

The health departments of the individual states also govern water quality and safety, labeling of bottled water products and manufacturing practices of producers. The New York State Department of Health has classified the Company's water as "natural spring water."

The Company believes that its water supply, products and bottling facilities are in compliance with all applicable state and federal government regulations.



SEASONALITY
In the beverage industry, sales typically increase in the second and third calendar quarters due to the seasonal effects of the weather in the eastern United States. In order to help minimize the impact of seasonally on sales, the Company has placed considerable emphasis on expanding marketing and distribution in the southeastern United States, with a concentration in Florida.


PRIOR AGREEMENT
On January 31, 1997, the Company and Triarc entered into a Termination Agreement whereas, the Credit Agreement, the Security Agreement and the Mortgage were terminated and all the collateral securing the Credit Facility was released. In connection with the Termination Agreement, the voting agreement and each of the lockup agreements were terminated.

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


EMPLOYEES
As of a March 4, 1998, the Company's headquarters and bottling operations had 2 part-time and 18 full-time employees, including 10 production, 10 executive, sales and administrative employees.

None of the Company's employees are represented by a labor organization, and the Company considers its relationship with its employees to be satisfactory.


ITEM 2.  PROPERTIES

The Company's source springs are located on 48 acres in Saratoga Springs, New York. The Company's bottling facility and office space are also located there, enabling it to bottle its carbonated and non-carbonated water products at the source. The facility is owned by the Company. The property consists of an approximately 40,000 sq. ft. building which has been substantially rebuilt since 1985. The existing bottling equipment is also owned by the Company. The carbonated bottling line was installed in 1985 and the PET bottling line was installed in 1994 and will be substantially upgraded during 1998. The Company believes that its insurance policies provide adequate coverage on its facilities and equipment. The facilities are in adequate condition for their intended use.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Class A common stock is traded on the NASDAQ Small Cap Market under the symbol TOGA. The following tables lists the high and low market prices for these shares for each quarter during which Class A common stock was traded for the years 1997 and 1996.


                                             1997                               1996
                                             ----                               ----

                                     High              Low              High              Low
              1st Quarter             7 3/4              7/8            2 1/4            1 3/8
              2nd Quarter             6                2 1/8            3 1/2            1 5/16
              3rd Quarter             3 7/16           2 1/8            2 1/2            1 1/8
              4th Quarter             3 3/4            2                1 7/8              7/8


As of February 27, 1998 the approximate number of common shareholders of record was 969. Since its inception in April 1992, the Company has not paid any cash dividends on its capital stock. The Company anticipates that its future earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the common stock will be paid in the foreseeable future.



ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT
The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," intends," "expects," "plans," "believe," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 1997 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.


BACKGROUND
The Company was formed in April 1992 in connection with the acquisition of assets from Evian Waters of France. Results of operations data are presented for the years ended December 31, 1997 and 1996. The Company's fiscal year ends on December 31.

RESULTS OF OPERATIONS
The following selected financial data of the Company has been derived from the financial statements and notes thereto of the Company, which are included in this Form 10-KSB.


                                                                Year ended                   Year ended
                                                             December 31, 1997            December 31, 1996
                                                             -----------------            -----------------
           Statement of Operations Data:
             Total revenue                                          $6,270,691                   $4,374,825
             Net Income (loss)                                         804,628                    (147,459)
             Basic EPS                                                   $0.28                      $(0.06)
             Diluted EPS                                                 $0.25                      $(0.06)


                                                 Year ended          Year ended
                                             December 31, 1997    December 31, 1996
                                             -----------------    -----------------
            Percentage of Total Revenue:
              Total revenue                               100                100
              Cost of goods sold                           60                 63
                                                  -----------        -----------

              Gross profit                                 40                 37

            Operating expenses
              Marketing and sales                           6                 11
              General and administrative                   17                 21
              Depreciation and amortization                 6                 10
                                                  -----------        -----------

            Operating Income( loss)                        11                 (5)

            Other Income, net                               2                  2
                                                  -----------        -----------


            Net Income( loss)                              13                 (3)
                                                  ===========        ===========



            Balance Sheet Data:
              Working capital                     $ 2,512,738        $   386,670
              Total assets                          5,704,819          2,629,888
              Total indebtedness                    1,507,906            313,750
              Accumulated deficit                  (6,462,589)        (7,267,217)
              Total stockholders' equity            2,914,024          2,014,471



Revenue
Revenue in 1997 increased 43% to $6,270,691, an increase of $1,895,866 from revenue of $4,374,825 in 1996. Of the $1.9 million increase in revenue, approximately 38% is attributable to product sales. The remaining increase is attributable to co-pack revenue.



Gross Profit Margins
Gross profit increased 54% to $2,508,142 in 1997 from $1,625,704 in 1996. The gross profit percentage increased three percentage points from 37% in 1996 to 40% in 1997. The increase in the gross profit percentage in 1997 is primarily due to a decrease in fixed costs per case attributable to the increase in the volume of cases produced during the year.

Marketing and Sales Expenses
Marketing and selling expenses decreased 21% to $388,709 in 1997 from $489,701 in 1996. As a percentage of total revenue, marketing and selling expenses decreased to 6% in 1997 from 11% in 1996. The decrease in marketing and sales expenses in 1997 is primarily attributable to the reduction of commissions paid.


General and Administrative Expenses
General and administrative expenses increased 15% to $1,044,960 in 1997 from $906,885 in 1996. As a percentage of total revenue, general and administrative expenses decreased to 17% in 1997 from 21% in 1996. The Company's general and administrative expenses are comprised primarily of fixed costs and, as total revenue increases, they decrease as a percentage of total revenue. The increase of $138,075 in general and administrative expenses reported by the Company in 1997 is primarily attributable to an increase in personnel and related expenses as well as increased professional fees.


Depreciation and Amortization
Depreciation and amortization decreased 11% to $393,876 in 1997 from $442,143 in 1996. As a percentage of total revenue, depreciation and amortization decreased to 6% in 1997 from 10% in 1996. The decrease of $48,267 in depreciation and amortization in 1997 is primarily attributable to (I) the $85,158 write-off of deferred financing costs, of which $68,126 was written off in the fourth quarter of 1996, associated with the Termination Agreement (Item 1, Business, Prior Agreement) and an increase in depreciation of $17,912 in 1997.


Other Income(Expense)
Other income(expense), net, increased 201% in 1997 to $131,990 from $65,566 in 1996. The $66,424 increase is due to a $51,245 increase in commission income, and a $47,290 increase in interest income, offset by an increase of $32,111 in interest expense. The commission income is primarily from Hype Corporation and is generated for the sale of Hype Beverage products as part of the three-year master distribution agreement entered into with the Company in June, 1997. Interest income increased primarily due to income earned on the $1,500,000 proceeds from the 5% Subordinated Convertible Note. Interest expense is accrued on the unpaid principal amount of the Note. The details of the Note are disclosed in the Liquidity and Capital Resources section below.


Liquidity and Capital Resources
As of December 31, 1997, the Company's working capital was $2,512,738 including cash and cash equivalents of $1,567,973, and short term investments of $1,153,915 as compared to working capital of $386,670 and cash and cash equivalents of $387,938 at December 31, 1996. The current ratio at December 31, 1997 was 2.9 to 1 as compared to 1.6 to 1 at December 31, 1996.

The Company's debt-to-equity ratio at December 31, 1997 was 51.04%. Debt includes the $1,500,000 5% Subordinated Convertible Note and $1,208, long-term portion of obligation under capital lease for certain equipment. Current liabilities include accounts payable and accruals of $1,282,889 and $6,698, short-term portion of obligation under capital lease.

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

Global Financial Group, Inc. acted as placement agent in connection with the offering of the Note and, in connection therewith, received a cash commission in the amount of $80,750 and was issued a warrant to acquire 30,000 shares of Class A common stock for an exercise price of $3.50 per share. The commission and the fair value of the warrant, determined to be $22,800, were recorded as deferred financing costs and will be amortized over the life of the Note, three years.

On December 23, 1997 the Company and Onyx Management Services, LLC ("ONYX") entered into a loan agreement whereby the Company has agreed to loan Onyx the sum of $800,000 (the "Loan") for working capital and general business purposes. As of December 31, 1997 the Company loaned and advanced to Onyx a sum of $300,000 upon execution of the agreement. In addition, from time to time during the first two (2) years after the Closing Date, the Company may, after its review of service contracts secured by Onyx, loan and advance Onyx a sum of $500,000. The proceeds of the Loan shall be utilized solely for the general business purposes of Onyx. The loan is collateralized by all assets of Onyx.

Onyx promises to pay interest on the principal amount of the Secured Promissory Note (the "Note") at a per annum rate equal to the greater of (I) eight percent (8%) or (ii) the Prime Rate plus one percent (1%) as in effect on the first day of the calendar quarter for which such interest shall accrue. Such interest shall be payable in arrears quarterly on the first day of each calendar quarter, beginning on April 1, 1998. At December 31, 1997, the interest rate was 9.5%.

$300,000 of the principal amount outstanding under this Note shall become due and payable in full on December 23, 2001 and the remaining unpaid principal amount outstanding under this Note shall be come due and payable in full on December 23, 2000. In addition, the Company acquired a ten year warrant to purchase 35% of outstanding stock of Onyx. The warrant may be exercised by issuance of 100,000 shares of the Company's Class A common stock.

The Company is upgrading its bottling lines in 1998. In December 1997, the Company entered into a seven year operating lease for production equipment. At December 31, 1997 an equipment payable in the amount of $626,470 is reflected in cash and current liabilities and represents the balance payable on the production equipment which is in the process of being installed. The lease contains a purchase option after 72 months.

In addition to the planned upgrade of the facility and equipment, the Company has no other significant commitments or known contingencies that are expected to require sizable cash outlays in 1998. While the Company will continue to incur costs to develop and introduce new products, it will strive to limit such costs by (i) using innovative, cost effective targeted marketing techniques and (ii) negotiating contingent compensation packages, when practical, for outside professionals involved in new product activities.


YEAR 2000
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company relies on systems developed by other parties in regard to its business, accounting and operational software. The Company believes that its significant business, accounting and operations software are year 2000 compliant. Additionally, the Company has assessed the impact of this issue on its production equipment and believes that this issue will be mitigated by the installation of new bottling equipment in 1998. Older equipment in use is relay controlled and is not believed to be affected by this problem. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly manage dates beyond 1999.


Accounting Standards
Effective December 31, 1997, the Company implemented Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share". FAS 128 replaces the presentation of primarily earning per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator and denominator of the diluted EPS computation. The restatement of 1996 EPS did not materially differ from the previously stated EPS.


Subsequent Events
Subsequent to year end, Steel Partners II L.P. agreed to purchase 275,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. Steel Partners II L.P., an affiliate of a director of Saratoga Beverage Group, Inc. is a private investment fund that invests in SmallCap companies. Carl T. Wolf, Alpine Lace Founder and CEO, became co-chairman of the Board and Director in February, 1997. At that time, he purchased 175,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share.

Subsequent to year end, Saratoga Beverage Group also repurchased 100,000 shares of Class A common stock for $1.62 per share from a shareholder.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 13.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors, executive officers and key employees of the Company are as follows:

   Name                                Age             Position

 Robin Prever (1)(3)                   37       President, Chief Executive Officer
                                                 and Co-Chairman of the Board
 Carl Wolf (1)                         54       Co-Chairman of the Board
 Adam Madkour                          46       Chief Operating Officer
 Gayle Henderson                       50       Chief Financial Officer
 Peter Campbell (4)                    60       Director
 Warren Lichtenstein (3)               32       Director
 John A. Morabito (1)(3)               38       Director
 Leonard Toboroff (1)(2)               65       Director

------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Stock Option Committee
(4)  Peter Campbell resigned as director effective January 6, 1998.


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


Mr. Wolf has been a director of the Company and Co-Chairman of the Board of Directors since February 5, 1998. Mr. Wolf is Chairman and Managing Director of Lakota Investment Group, Inc., an investment company, making investments in consumer product and service companies. Prior thereto, he was Chairman and Chief Executive Officer of Alpine Lace Brands, Inc. (1983-1997), a publicly traded company which was purchased by Land O' Lakes, Inc. in December, 1997.

Mr. Madkour has been the chief operating officer of the Company since September 1993. Mr. Madkour was general manager of manufacturing for the Deer Park Division of Clorox Inc. since 1987, and is an electrical engineer.

Ms. Henderson has been the chief financial officer of the Company since November 15, 1997. Mrs. Henderson, who is a New York State Certified Public Accountant, brings several years of financial management experience from the food manufacturing industry. She was a member of the financial management group for the Charles Freihofer Baking Company, Inc., a division of Best Foods.

Mr. Campbell has been a director of the Company since the completion of the Company's public offering in June 1993. He is president of a consulting firm, Campbell Resources, in Phoenix, Arizona. Prior to this, he was senior vice president and managing director for the Corporate Finance Department of Rauscher Pierce Refsnes, Inc., Phoenix, Arizona, since September 1993. From 1986 to 1993, he was vice president of mergers and acquisitions for First Albany Corporation. Mr. Campbell resigned as director effective January 6, 1998 for personal reasons.

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

All directors of the Company hold office until the next annual meeting of stockholders, currently scheduled for June 1998, or until their successors are elected and qualify. All non-employee directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the Board of Directors. Directors of the Company are also entitled to participate in the Stock Option Plan. At the date of the public offering, the Company granted to each of the directors and nominees for directors of the Company options to purchase 2,000 shares of Class A common stock at a per share price equal to the initial public offering price of the Class A common stock and an additional 2,000 shares on the date of each Annual Meeting of the Company's stockholders. At the January 2, 1998 board meeting it was approved that all outside directors will receive 10,000 options per year beginning with the 1998 annual meeting. Additionally, 100,000 options were granted to Mr. Toboroff, 50,000 options were granted to Mr. Lichtenstein, 10,000 options were granted to Mr. Morabito, 50,000 options were granted to Mr. Madkour, and 100,000 options were granted to Ms. Prever at the same meeting. All options were granted on January 2, 1998 based on the closing price of the Company's Class A common stock at January 5, 1998. (see
Item 10, Executive Compensation, Stock Option Plan.) Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.


  ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued for such services rendered during such period by the chief executive officer and chief operations officer. No other executive officer of the Company had aggregate compensation from the Company exceeding $100,000 in 1997.


                                                      Annual Compensation                                  Payouts
                   Position                   Year          Salary                Bonus              Options - # of shares
                   --------                   ----          ------                -----              ---------------------
      Robin Prever, President                 1997            $125,000
          and Chief Executive Officer         1996            $125,000                                      (1)15,000
                                              1995            $108,173

      Adam Madkour, Chief                     1997            $100,000           $5,600
          Operating Officer                   1996            $ 90,000
                                              1995            $ 84,500

(1)  Represents compensation for a voluntary salary reduction in 1994.

Employment Agreements
In June 1993, the Company entered into an employment agreement with its president, co-chairman and chief executive officer providing for annual compensation of $125,000. The agreement has been extended through June 1999. The agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit in each contract year. In addition, the agreement includes certain insurance and severance benefits.

The following table sets forth information with respect to Robin Prever concerning the unexercised options held as of the end of the last fiscal year. Robin Prever did not exercise options during the Corporation's fiscal year ended December 31, 1997. The agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit. In addition, the agreement includes certain insurance and severance benefits.


                                           FISCAL YEAR-ENDED OPTION VALUES

                         NUMBER OF UNEXERCISED OPTIONS                            VALUE OF UNEXERCISED IN-THE-MONEY
                              AT DECEMBER 31, 1997                                   OPTIONS AT DECEMBER 31, 1997
                     ---------------------------------------                    ---------------------------------------
Name                    Exercisable         Unexercisable                          Exercisable         Unexercisable


Robin Prever              165,000                                                       --                  --



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

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or non qualified stock options. The purchase price of the Class A common stock made subject to an option shall be determined by the Compensation Committee at the time of grant, provided that the purchase price of incentive stock options may not be less than the fair market value of the Company's Class A common stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Compensation Committee, provided that no option may be exercised after ten years and one day from the date of grant (ten years in the case of an incentive stock option). To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non qualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant.

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


Effective June 25, 1993, the Company granted options (the "Contingent Option") to purchase 100,000 shares of Class A common stock to each of Ms. Prever and Mr. Malatino at an exercise price per share equal to $1.00. In connection with the execution of the Credit Agreement on December 12, 1995, Mr. Malatino and Ms. Prever each agreed to cancel contingent options to purchase 75,000 shares of common stock. These options expired April 30, 1997.

On June 23, 1993, the Company entered into a consulting agreement with Mr. Toboroff, a director of the Company. Pursuant to the consulting agreement, Mr. Toboroff rendered management consulting and business development services to the Company for a period of three years. In liieu of cash compensation for these services, Mr. Toboroff has been granted options to purchase an aggregate of 50,000 shares of Class A common stock at a per share price of $5.00, the initial public offering priced, reduced to $3.50 per share in 1995. Twenty-five percent (25%) of such options became exercisable on December 31, 1993, with the remaining options exercisable in equal amounts on June 25, 1994, June 25, 1995 and June 25, 1996.

During 1997, 65,423 stock options were granted, 41,834 were exercised, and 57,756 were canceled. The Company did not grant stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 4, 1998, certain information with respect to the beneficial ownership of the common stock by (i) each director and nominee for director of the Company, (ii) each person named in the compensation table, (iii) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's voting securities and (iv) all officers, directors and nominees for directors of the Company as a group.

                                      Number of Shares
                                         of common
Name and Stock                        Stock Beneficially            Percentage Beneficially Owned
Address of                                   Owned                  Of Shares            Of Voting
Beneficial Owner                     At March 4, 1998 (1)          (1)(2)(3)          Power (2)(3)(4)
-----------------                    ---------------------         ----------         ---------------
Anthony Malatino (7)                           658,955(11)              18.1%                44.8%
Robin Prever (4)                               658,955(11)              18.1%                44.8%
Adam Madkour (4)                                46,025(14)               1.3%                 1.0%
Gayle Henderson(4)                                    (16)                  *                    *
Carl Wolf (10)                                 358,000(17)              10.2%                 6.8%
Warren Lichtenstein (6)                        307,000(15)               8.9%                 5.9%
John Morabito (8)                               34,000(12)               1.0%                 1.0%
Peter R. Campbell (5)                            9,000(12)                  *                    *
Leonard Toboroff (9)                           119,000(13)               3.4%                 2.3%

  All officers and
  directors as a group
  (7 persons)                                    1,531,980              38.5%                57.4%

-----------------
*    Less than 1%.

     (1) Based upon 2,529,139 shares of Class A common stock and 439,955 shares of Class B common stock outstanding at March 4, 1998.

     (2) The Information presented with respect to stock ownership and related percentage information is based on common stock as a percentage of the aggregate number of shares of common stock outstanding, treating the Class A common stock and the Class B common stock as a single class. The number of shares of Class A common stock outstanding does not include (i) 120,000 shares issuable upon exercise of warrants issued to the Underwriter in connection with the Offering, (ii) 30,000 shares issuable upon exercise of warrants to Global Financial Group, Inc. for acting as placement agent in connection with the offering of the 5% subordinated Convertible Note, (iii) shares issuable upon exercise of certain outstanding stock options or reserved for issuance pursuant to the Company's Stock Option Plan.

     (3) The Class A common stock and the Class B common stock are identical, except that the holders of the Class A common stock are entitled to one vote per share, whereas the holders of the Class B common stock are entitled to five votes per share on all matters submitted for stockholder vote.

     (4) The business address of each of Mr. Madkour, Ms. Henderson, and Ms. Prever is c/o Saratoga Beverage Group, Inc., 11 Geyser Road, Saratoga Springs, New York 12866.

     (5) The business address of Mr. Campbell is c/o Campbell Resources, 5207 N. 24th Street, Phoenix, AZ 85016.

     (6) The business address of Mr. Lichtenstein is c/o Steel Partners, 750 Lexington Avenue, New York, NY 10022.

     (7) The business address of Mr. Malatino is c/o Dean Witter Reynolds, One Key Corp Plaza, Albany, NY 12207.

     (8) The business address of Mr. Morabito is 1937 Fields Pond Drive, Marietta, GA 30068.

     (9) The business address of Mr. Toboroff is c/o Riddell Sports, 900 Third Avenue, New York, NY 10022.

     (10)The business address of Mr. Wolf is c/o Lakota Investment Group, Inc., 627 Inwood La., South Orange, NJ 07079

     (11)Mr. Malatino and Ms. Prever are parties to an agreement wherein they have each agreed to vote for each other's nominee to the Board of Directors of the Company and will vote their shares of capital stock together on all matters submitted to a stockholder vote. They have also granted to each other the right to vote the other's shares of capital stock of the Company under certain circumstances. Mr. Malatino and Ms. Prever have granted to each other, under certain circumstances, a right of first refusal to purchase his or her shares of capital stock of the Company. See " -- Stockholder Agreement." Mr. Malatino disclaims beneficial ownership of Ms. Prever's 167,960 shares, and Ms. Prever disclaims beneficial ownership of Mr. Malatino's 271,995 shares of Class B common stock. The number of shares (i) includes 219,000 shares of Class A common stock issuable upon exercise of certain options held by Mr. Malatino and Ms. Prever that are exercisable currently.

     (12)Includes 34,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 26,000 shares issuable upon options that are not exercisable within 60 days.

     (13)Includes 120,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 51,000 shares issuable upon options that are not exercisable within 60 days.

     (14)Includes 46,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 25 shares of Class A common stock outstanding, and excludes 25,000 shares issuable upon options that are not exercisable within 60 days.

     (15)Includes 32,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 26,000 shares issuable upon options that are not exercisable within 60 days.

     (16)No shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days and excludes 5,000 shares issuable upon options that are not exercisable within 60 days

     (17)Includes 100,000 shares of Class A common stock issuable upon exercise of certain options that are execisable within 60 days and 175,000 shares of Class A common stock outstanding. There are no shares issuable upon options that are not exercisable within 60 days.

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

Mr. Malatino and Ms. Prever own, in the aggregate, 100% of the outstanding shares of Class B common stock. Any shares of Class A common stock issued to Mr. Malatino or Ms. Prever upon exercise of any outstanding options will become subject to the terms of the Stockholder Agreement. See "Management -- Stock Option Plan."


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


At December 31, 1997, the Company's cash and cash equivalent balance includes approximately $2,487,000 in a money market account and short term investments with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.



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

10.11*   (P)      Note, dated August 31, 1992, from the Company to Fleet Bank of
                  New York, including guarantees

10.12*   (P)      Letter from Fleet Bank of New York to the Company regarding waiver of defaults

10.13*   (P)      Letter Agreement between the Company and Owens-Brockway Glass
                  Containers

10.14*   (P)      Form of Mergers and Acquisitions Agreement entered into by the
                  Company and the Underwriter

10.15**  (P)      Partnership agreement, dated July 21, 1993, by and between JNJ
                  Distributors, Inc. and Saratoga Springs Distribution Corp. as amended by Amendment of Partnership Agreement t

         (P) Stock agreement, dated July 21, 1993, by and between JNJ Distributors, Inc. and Saratoga Spring Water Company

10.17**  (P)      Distribution agreement, dated March 25, 1993, by and between
                  Joseph Victori Wines, Inc. and JNJ Distributors, Inc.

10.18A***(P)      Credit Agreement dated as of July 13, 1995 between the
                  Company and Triarc

10.18B****        Termination Agreement dated as of January 31, 1997 between the
                  Company and Triarc.

10.19***(P)       Amendment, Waiver and Acknowledgment Agreement dated as of
                  December 13, 1995 by and between the Company and Triarc.

10.20***(P)       Sales and Marketing Services Agreement dated as of May 1, 1995 between the Company and RCC

10.21***(P)       Cott Co-pack Agreement dated as of June 8, 1995

10.22****         Manufacturing and Distribution Agreement, dated as of July
                  23, 1996, by and between the Company and Mistic Brands, Inc.

10.23## Bottling Agreement, dated April 16, 1997, by and among the Company, Hype Corporation, Company, Inc., Hyperholics Inc., R.J. Barry Cox and Nigel Spiro

10.24##+ Line of Credit dated as of April 10, 1997 to the Company from Robin Prever and Anthony Malatino

10.25### Saratoga Splash Agreement, dated as of June 30, 1997, by and between the Company and Mistic Brands, Inc.


10.26### The Master Distribution Agreement dated as of June 16, 1997 by and among Saratoga Beverage Group, Inc., Hype Corporation, World Wide Beverage Inc., Global Brands AG, Hype Water Company, Inc. and Hyperholics Inc.

10.27####         Loan Agreement, Securities Purchase Agreement, Secured
                  Promissory Note, and Warrants for Messrs. Holliday, Merhi and
                  Barr in connection with the loan to Onyx Management Services, LLC

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

         (***) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 29, 1996

         (****) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on November 12, 1996

         (#) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on April 15, 1997

         (##) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on May 13, 1997

         (###) Incorporatated herein by reference to the Company's form 10-QSB filed with the Commission on August 8, 1997.

         (####)   filed herewith


                  (+)      Management Agreement




(b) Reports on From 8-K: No reports on form 8-K were filed in the quarter ended December 31, 1997.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     March 11, 1998


By: /s/ Robin Prever
Robin Prever, President

By: /s/Gayle Henderson
Gayle Henderson, Chief Financial Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                                      Capacities                               Date


                                             President, Chief Executive Officer,
            /s/ Robin Prever                 And Co-Chairman of the Board of Directors
 -------------------------------------------
             Robin Prever

          /s/ Adam Madkour                   Chief Operating Officer
 -------------------------------------------
              Adam Madkour


          /s/ Gayle Henderson                Chief Financial Officer
 -------------------------------------------
              Gayle Henderson

          /s/ Carl Wolf                      Co-Chairman of the Board of Directors
 -------------------------------------------
             Carl Wolf

          /s/ Leonard Toboroff               Director
 -------------------------------------------
               Leonard Toboroff

          /s/ John A. Morabito               Director
 -------------------------------------------
                 John A. Morabito

           /s/ Warren Lichtenstein           Director
 -------------------------------------------
               Warren Lichtenstein

ITEM 13.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
Report of Independent Accountants ............................................................       F-2

Consolidated balance sheets as of December 31, 1997 and 1996 .................................       F-3

Consolidated statements of operations for the years ended December 31, 1997 and 1996 .........       F-4

Consolidated statements of stockholders' equity for the years ended December 31, 1997 and 1996       F-5

Consolidated statements of cash flows for the years ended December 31, 1997 and 1996 .........       F-6

Notes to consolidated financial statements ...................................................       F-7


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Saratoga Beverage Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Saratoga Beverage Group, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Beverage Group, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                               COOPERS & LYBRAND L.L.P.


Albany, New York
February 20, 1998

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,       DECEMBER 31,
                                                                                        1997               1996
                                                                                     -----------        -----------
ASSETS
Current Assets:
       Cash and cash equivalents                                                     $ 1,567,973        $   387,938
       Short term investments                                                          1,153,915
       Accounts receivable, net of allowance for doubtful accounts of                    689,774            398,195
         $150,695 in 1997 and $95,000 in 1996
       Inventories                                                                       360,670            183,072
       Prepaid expenses and other current assets                                          29,993             25,427
                                                                                     -----------        -----------

              Total current assets                                                     3,802,325            994,632


Property, plant and equipment, net                                                     1,501,030          1,618,397
Deferred financing costs, net                                                             83,415
Note receivable                                                                          300,000
Other assets, net                                                                         18,049             16,859
                                                                                     -----------        -----------


             TOTAL ASSETS                                                            $ 5,704,819        $ 2,629,888
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued liabilities                                      $ 1,282,889        $   301,667
       Current portion of obligation under capital lease                                   6,698              6,295
       Revolving credit facility                                                                            300,000
                                                                                     -----------        -----------

              Total current liabilities                                                1,289,587            607,962

Obligation under capital lease                                                             1,208              7,455
5% subordinated convertible note                                                       1,500,000
                                                                                     -----------        -----------

              TOTAL LIABILITIES                                                        2,790,795            615,417
                                                                                     -----------        -----------

Commitments and contingencies

Stockholders' Equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
       Class A common stock, $.01 par value; 50,000,000 shares authorized; and
         2,407,039 and 1,691,224 shares issued in 1997                                    24,070             16,913
         and 1996, respectively
       Class B common stock, $.01 par value; 2,000,000 shares authorized;
         562,055 and 1,036,036 shares issued and
         outstanding  in 1997 and 1996, respectively                                       5,621             10,360
       Paid-in capital                                                                 9,346,922          9,258,405
       Treasury Stock,  2,000 Class A shares at cost                                                         (3,990)
       Accumulated deficit                                                            (6,462,589)        (7,267,217)
                                                                                     -----------        -----------

              TOTAL STOCKHOLDERS' EQUITY                                               2,914,024          2,014,471
                                                                                                        -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 5,704,819        $ 2,629,888
                                                                                     ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    YEAR ENDED         YEAR ENDED
                                                 DECEMBER 31, 1997  DECEMBER 31, 1996
                                                 -----------------  -----------------
Total Revenue                                       $ 6,270,691        $ 4,374,825

Cost of Goods Sold, exclusive of depreciation
   and amortization shown separately below            3,762,549          2,749,121
                                                    -----------        -----------


    Gross Profit                                      2,508,142          1,625,704
                                                    -----------        -----------


Operating Expenses:
Marketing and sales                                     388,709            489,701
General and administration                            1,044,960            906,885
Depreciation and amortization                           393,876            442,143
                                                    -----------        -----------
                                                      1,827,545          1,838,729
                                                    -----------        -----------

    Operating Income (Loss)                             680,597           (213,025)


Other Income (Expense):
Commission income                                       126,735             75,490
Interest income                                          52,259              4,969
Interest expense                                        (47,004)           (14,893)
                                                    -----------        -----------
        Other Income (expense), net                     131,990             65,566
                                                    -----------        -----------

Income(Loss) before income taxes                        812,587           (147,459
Provision for income taxes                                7,959                 --
                                                    -----------        -----------
Net Income (Loss)                                   $   804,628        $  (147,459)
                                                    ===========        ===========

Per Share Information:
Basic EPS                                           $      0.28        $     (0.06)
Diluted EPS                                         $      0.25        $     (0.06)


The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        COMMON STOCK
                                           ISSUED
                                    CLASS A      CLASS B       PAR       PAID-IN       ACCUMULATED     TREASURY
                                    SHARES       SHARES      VALUES      CAPITAL         DEFICIT         STOCK        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          1,686,224    1,041,036    $27,273    $9,268,874     $(7,119,758)                 $2,176,389


    Conversion of Class B into
      Class A common stock              5,000      (5,000)
    Purchase of treasury stock                                                                           (3,990)        (3,990)
    Distribution to minority
      interest                                                             (39,090)                                    (39,090)
    Issuance of compensatory
      stock options                                                         28,621                                      28,621
    Net loss                                                                               (147,459)                  (147,459)
                                   --------------------------------------------------------------------------------------------


Balance December 31, 1996           1,691,224    1,036,036     27,273     9,258,405      (7,267,217)     (3,990)      2,014,471


    Conversion of Class B into
      Class A common stock            473,981    (473,981)
    Issuance of treasury stock                                                                             3,990          3,990
    Exercise of stock options          41,834                     418         75,083                                     75,501
    Issuance of stock warrant                                                 22,800                                     22,800
    Exercise of stock warrants        300,000                   3,000                                                     3,000
    Forfeiture and cancellation
      of escrowed shares            (100,000)                 (1,000)                                                   (1,000)
    Distribution to minority
       interest                                                             (9,366)                                     (9,366)
    Net Income                                                                               804,628                    804,628
                                   --------------------------------------------------------------------------------------------


Balance, December 31, 1997          2,407,039      562,055    $29,691    $9,346,922     $(6,462,589)         $ 0     $2,914,024
                                   ============================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31, 1997  DECEMBER 31, 1996
                                                           -----------------  -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                        $   804,628        $  (147,459)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                               393,876            442,143
     Issuance of compensatory stock options                                          28,621
     Provision for doubtful accounts                              56,874             37,460
     Changes in operating assets and liabilities:
       Accounts receivable                                      (348,453)          (149,295)
       Inventories                                              (177,598)           222,136
       Prepaid expenses and other current assets                  (4,566)              (507)
       Accounts payable and accrued liabilities                  981,222           (361,328)
                                                             -----------        -----------


  Net cash provided by operating activities                    1,705,983             71,771
                                                             -----------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short term investments                        (1,153,915)
    Issuance of note receivable                                 (300,000)
    Purchase of property, plant and equipment                   (255,419)          (140,360)
    Decrease (increase) in other assets                           (3,145)             2,445
                                                             -----------        -----------

 Net cash used in investing activities                        (1,712,479)          (137,915)
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term borrowing                          1,500,000
    Payment of financing costs                                   (80,750)
    Proceeds from revolving credit facility                                         300,000
    Principal payments on revolving credit facility             (300,000)
    Principal payments on short-term borrowings                                     (59,992)
    Principal payments on long-term borrowings                                      (91,000)
    Principal reductions on capital lease obligations             (5,844)            (4,643)
    Proceeds from exercise of stock warrants                       3,000
    Proceeds from the exercise of stock options                   75,501
    Issuance (purchase) of treasury stock, at cost                 3,990             (3,990)
    Distribution to minority interest                             (9,366)           (39,090)

                                                             -----------        -----------

 Net cash provided by financing activities                     1,186,531            101,285
                                                             -----------        -----------

 Increase in cash and cash equivalents                         1,180,035             35,141
 Cash and cash equivalents at beginning of period                387,938            352,797
                                                             -----------        -----------

 Cash and cash equivalents at end of period                  $ 1,567,973        $   387,938
                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
  Income taxes paid                                          $     3,750        $         0
                                                             ===========        ===========
  Interest paid                                              $     4,873        $    11,186
                                                             ===========        ===========


The accompanying notes are an integral part of the consolidated financial statement.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

COMPANY'S ACTIVITY:

Saratoga Beverage Group, Inc. (the "Company") is primarily engaged in the bottling, marketing, and distribution of natural spring water and in packaging products for others ("co-packing"). The Company distributes product primarily on the east coast of the United States.

The accompanying financial statements include the Company and its wholly-owned subsidiary which owned a 51% interest in Sample New Age Distributors ("Sample," a non-operating partnership). All significant inter-company balances and transactions have been eliminated.

On December 12, 1995, the stockholders approved a strategic alliance with Triarc Companies, Inc. ("Triarc"). The alliance stipulated that Triarc would provide the Company with a $3,000,000 revolving credit facility ("Credit Facility"); in return, the Company issued Triarc two warrants to purchase 25% and 26%, respectively, of the Company's outstanding common stock. Effective December 1, 1996, the Company and Triarc terminated the Sales and Marketing Services Agreement and on January 31, 1997, the Company and Triarc terminated the Credit Agreement (Note 6).

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:

Revenue is recognized upon shipment of merchandise to a customer for Saratoga product and upon completion of production for co-packed product.

CASH EQUIVALENTS:

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents includes investments in money market funds. These investments are stated at cost, which approximate market value.

SHORT TERM INVESTMENTS:

Short term investments consist of U.S. Treasury bills due in 1998 and are recorded at fair value. Unrealized and realized gains or losses are recorded in interest income.

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

Organizational and trademark costs are included in the caption "Other assets." These costs are amortized over periods of 5 to 15 years on the straight-line basis. Deferred financing costs are amortized over three years, the life of the related 5% Subordinated Convertible Note. In 1996, deferred financing costs of $85,158 were charged to operations upon termination of the Credit Agreement with Triarc of which $68,126 was in the fourth quarter. When intangible assets become fully amortized, the applicable costs and accumulated amortization are removed from the accounts.

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

In the year ended December 31, 1997, the Company offset substantially all income taxes through the use of federal income tax loss carryforwards. At December 31, 1997 and 1996 the Company has available approximately $3,781,000 and $4,342,000, respectively of federal income tax loss carryforwards which may be subject to annual limitations on their usage and begin to expire in the year 2008. A tax benefit has not been recognized because a valuation allowance has been recorded for the entire amount of the deferred tax asset related to the net operating loss carryforwards.

PER SHARE DATA:

Effective December 31, 1997, the Company implemented Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share". In accordance with this Standard, net income/(loss) per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income(loss) per share includes the effect of all potentially dilutive securities. Earnings per share amounts for all periods presented have been computed in accordance with this Standard.

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

RECLASSIFICATION:

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

2.    EARNINGS PER SHARE

The calculation of earnings per share is as follows:

                                                                          1997                         1996
                                                                          ----                         ----
Numerator

     Net income (loss)                                           $804,628       Basic          $(147,459)     Basic

     Impact of potential common shares:

                  Interest expense on 5%
                   subordinated convertible
                   note                                            41,458                              -
                                                                   ------                      ---------

                                                                 $846,086       Diluted        $(147,459)     Diluted
                                                                 ========                      =========


Denominator
     Weighted-average
     outstanding shares                                         2,924,589       Basic          2,626,651      Basic

     Impact of potential common shares:
                   Stock options                                   27,280
                   Convertible debt                               428,571                              -
                                                              -----------                      ---------
                                                                3,380,440       Diluted        2,626,651      Diluted
                                                                =========                      =========

In 1997 outstanding warrants and options for 440,358 shares of stock were not included in the calculation of earnings per share because they were considered to be anti-dilutive. All outstanding warrants and options were considered to be anti-dilutive at December 31, 1996.

Subsequent to year end Steel Partners purchased 275,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. Steel Partners, an affiliate of a director of Saratoga Beverage Group, Inc. is a private investment fund that invests in smallcap companies.

In addition, Carl T. Wolf, Alpine Lace founder and CEO, became co-chairman of the Board and director in February, 1998. At that time he purchased 175,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share.

Subsequent to year end Saratoga Beverage Group, Inc. also repurchased 100,000 shares of Class A common stock for $1.62 per share from a shareholder.

3.   INVENTORIES

Inventories consist of the following:

                                          1997                         1996
                                          ----                         ----
     Raw Materials                        $115,863                     $103,189
     Finished Goods                        244,807                       79,883
                                         ---------                       ------

     Total Inventories                    $360,670                     $183,072
                                          ========                     ========

4.   PROPERTY, PLANT, AND EQUIPMENT

Balances of major classes of assets and allowances for depreciation and amortization, are as follows:

                                                    1997                    1996
                                                -----------             -----------

     Land                                       $   303,892             $   303,862
     Building                                       493,221                 452,836
     Machinery & equipment                        2,153,555               2,098,677
     Computer equipment                              60,586                  43,405
     Furniture & fixtures                           107,249                  47,844
     Equipment under capital lease                   18,974                  18,974
     Construction in progress                        83,570                      --
                                                -----------             -----------
                                                  3,221,047               2,965,628
Less:
     Accumulated depreciation                    (1,715,273)             (1,345,197)
     Accumulated amortization
       equipment under capital lease                 (4,744)                 (2,034)
                                                -----------             -----------
                                                $ 1,501,030             $ 1,618,397
                                                ===========             ===========

Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 1997 and 1996 was $372,786 and $354,198 respectively.

5.    NOTE RECEIVABLE

On December 23, 1997 the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company has agreed to loan Onyx the sum of $800,000 (the "Loan") for working capital and general business purposes. As of December 31, 1997 the Company loaned and advanced to Onyx a sum of $300,000 upon execution of the agreement. In addition, from time to time during the first two (2) years after the Closing Date, the Company may, after its review of service contracts secured by Onyx, loan and advance Onyx a sum of $500,000. The proceeds of the Loan shall be utilized solely for the general business purposes of Onyx. The loan is collateralized by all assets of Onyx.

Onyx promises to pay interest on the principal amount of the Secured Promissory Note (the "Note") at a per annum rate equal to the greater of (i) eight percent (8%) or (ii) the Prime Rate plus one percent (1%) as in effect on the first day of the calendar quarter for which such interest shall accrue. Such interest shall be payable in arrears quarterly on the first day of each calendar quarter, beginning on April 1, 1998. At December 31, 1997 the interest rate was 9.5%.

$300,000 of the principal amount outstanding under this Note shall become due and payable in full on December 23, 2001 and the remaining unpaid principal amount outstanding under this Note shall be come due and payable in full on December 23, 2000. In addition, the Company acquired a ten year warrant to purchase 35% of outstanding stock of Onyx. The warrant may be exercised by issuance of 100,000 shares of the Company's Class A common stock.

6.   INDEBTEDNESS

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

Global Financial Group, Inc. acted as placement agent in connection with the offering of the Note and, in connection therewith, received a cash commission in the amount of $80,750 and was issued a warrant to acquire 30,000 shares of Class A common stock for an exercise price of $3.50 per share. The warrant was determined to have a fair value of $22,800, using the Black Scholes Valuation method. The financing costs are amortized over the life of the Note, three years.

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

7.   COMMITMENTS AND CONTINGENCIES

In December 1997, the Company entered into a seven year operating lease for production equipment. At December 31, 1997 an equipment payable in the amount of $626,470 is reflected in cash and current liabilities and represents the balance payable on the production equipment which is in the process of being installed. The lease contains a purchase option after 72 months.

Obligations under capital and operating leases at December 31, 1997 are:

                         Year Ended                         Operating Leases       Capital Leases
                         ----------                         ----------------       --------------

                         1998                                   $130,754             $ 7,373
                         1999                                    130,754               1,229
                         2000                                    130,754
                         2001                                    130,754
                         2002                                    130,754

                         Thereafter                    --------------------------  ----------------------
                                                                 250,612
                                                        -------------------------

                                                               $ 904,381                8,602
                                                       ===========================
                         Less
                         Implicit Interest                                              (696)

                                                                                   -----------------------
                                                                                     $7,907

                                                                                   =======================

Rental expense for the years ended December 31, 1997 and December 31, 1996 was approximately $17,223 and $6,241, respectively.

In June 1993, the Company entered into a three-year employment agreement with Robin Prever, its president and chief executive officer, providing for annual compensation of $125,000. The agreement has been extended through June, 1999. The agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit in each contract year. In addition, the agreement includes certain insurance and severance benefits.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company relies on systems developed by other parties in regard to its business, accounting and operational software. The Company believes that its significant business, accounting and operations software are year 2000 compliant. Additionally, the Company has assessed the impact of this issue on its production equipment and believes that this issue will be mitigated by the installation of new bottling equipment in 1998. Older equipment in use is relay controlled and is not believed to be affected by this problem. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly manage dates beyond 1999.

8.   RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1996, the Company's cash and cash equivalent balance includes approximately $2,487,000 and $231,093 respectively in a money market account and short term investments with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.

9.    PREFERRED STOCK

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

10.  COMMON   STOCK

The Class A common stock and the Class B common stock are identical, except that the holder of each share of Class A common stock is entitled to one vote, and the holder of each share of Class B common stock is entitled to five votes on each matter submitted to stockholder vote. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Subject to certain limited exceptions, each share of Class B common stock will automatically be converted into one share of Class A common stock upon any sale or transfer thereof or upon the death of the Class B common stockholder. At December 31, 1997, 562,035 shares of class A common stock are available for conversion of Class B shares.

11.  STOCK OPTIONS AND WARRANTS

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

Effective June 25, 1993, the holders of the Class B common stock placed 100,000 shares in escrow pending the Company's attainment of certain pre-determined earnings or market price targets. On April 30, 1997, all shares held in escrow were forfeited.

The Company has granted contingent options to purchase up to 100,000 shares of its Class A common stock at an exercise price of $1.00 per share to an officer and principal shareholder. The contingent options expired and were canceled in 1997.

The following relates to stock options outstanding at December 31, 1997:

                                                   OUTSTANDING                                 EXERCISABLE
                               ---------------------------------------------------- -----------------------------------
                                                                      WEIGHTED                            WEIGHTED
                                                     WEIGHTED          AVERAGE                            AVERAGE
          EXERCISE                NUMBER OF        AVERAGE LIFE    EXERCISE PRICE   NUMBER OF SHARES   EXERCISE PRICE
         PRICE RANGE                SHARES             (a)
------------------------------ ----------------- ----------------- ---------------- ----------------- -----------------
        $0.94 -- 2.50                    53,561               8.8            $1.66            47,561             $1.56
        $2.51 -- 5.00                   205,278               6.2             4.07           201,230              4.09
            $7.50                        50,000               5.5             7.50            50,000              7.50
         $7.51 --   10.00                51,000               5.5             9.98            51,000              9.98
                                         ------                                               ------
            Total                       359,839               6.4             5.02           349,791              5.09
                                        =======                                              =======

     (a)  Average remaining contractual life in years.

The following activity occurred during 1997 and 1996 with respect to options granted under the Stock Option Plan:

                                                           1997                                    1996
                                             ----------------------------------     -----------------------------------
                                                              WEIGHTED-AVERAGE                        WEIGHTED-AVERAGE
                                                                EXERCISE PRICE                          EXERCISE PRICE
                                                    SHARES                                 SHARES
                                             -------------- ------------------- ------------------ --------------------
Outstanding on January 1,                          444,006               $4.32            379,001                $4.79
Granted at fair value                               15,423                2.59             66,505                 1.50
Exercised                                           41,834                1.78
Canceled                                            57,756                1.29              1,500                 3.50
                                                                                            -----
                                             --------------
Outstanding on December 31,                        359,839                5.02            444,006                 4.32
                                                   =======                                =======
Exercisable on December 31,                        349,791                5.09            376,161                 4.99
                                                   =======                                =======

Shares available for grant were 122,493 and 171,994 at December 31, 1997 and December 31, 1996, respectively.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Stock Option Plan. Accordingly, no compensation expense has been recognized for employee option grants. Compensation expense of $0 and $28,621 has been charged against income in 1997 and 1996 for non-employee option grants. Had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates, for awards under the plan, the Company's net income and net income per share would have been reduced as follows:

        YEAR ENDED DECEMBER 31                                1997                             1996
----------------------------------------------------------------------------------------------------
Net income (loss)
    As reported                                           $804,628                       ($147,459)
    Pro forma                                             $781,970                       ($167,920)
Earnings per share
    Basic EPS as reported                                    $0.28                          $(0.06)
    Diluted EPS as reported                                  $0.25                          $(0.06)
    Pro forma Basic EPS                                      $0.27                          $(0.06)
    Pro forma Diluted EPS                                    $0.24                          $(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively; divided yields of 0 percent for both years; expected volatility of 103.0 percent for 1997 and 82.9 percent for 1996; risk-free interest rates of 6.0 and 6.7 percent for 1997 and 1996 respectively; and expected lives of five years for both years. The weighted-average fair value of options granted was $2.59 and $1.50 for the years ended December 31, 1997 and 1996, respectively. The impact of SFAS No. 123 may not be representative of the effect on future years because options vest over several years and additional option grants may be made each year.

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

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS:

The carrying amount of cash and cash equivalents at December 31, 1997 and 1996 was $1,567,973 and $387,938, respectively, which approximates fair value because of the short maturity of those financial instruments. The short-term investments of $1,153,915 at December 31, 1997 include two United States Treasury Bills due May 21, 1998 and November 12, 1998 with a yield to maturity of 5.3770%

DEBT:

The carrying amount of short-term debt at December 31, 1997 and 1996 was $6,698 and $306,295 respectively, which approximates fair value. The 1996 balance includes $300,000 on the Credit Facility which was completely paid on January 31, 1997; accordingly, the entire balance is classified as current. The carrying amount of long-term debt at December 31, 1997 was $1,501,208 which approximates fair value. The fair value of these financial instruments was based on the Company's current borrowing rates for similar types of borrowing arrangements.

13.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. At December 31, 1997 and 1996, approximately $113,000 and $56,800 of cash was on deposit at financial institutions in excess of Federal deposit insurance limits.

Revenue from the Company's largest distributor, for the years ended December 31, 1997 and 1996 was fifteen percent (15%) and ten percent (10%) of total revenues, respectively. For the years ended December 31, 1997 and 1996 thirty-six (36%) and twenty-four (24%) of total revenues were generated from co-packing. One co-packing customer represents 22% and 17% of total revenue for the years ended December 31, 1997 and 1996, respectively.

INDEX TO EXHIBITS

Exhibit                                                                    No.
--------------------------------------------------------------------------------
Onyx Agreement                                                             10.27

                                    Exhibit-1