Form 10QSB
period 1998-03-31
SARATOGA BEVERAGE GROUP INC
filed 1998-05-11
CIK 904362

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                    For the transition period from ____to ___

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

            Common Stock - 2,896,139 shares of Class A Common Stock,
              $.01 par value, and 522,955 shares of Class B Common
                             Stock, $.01 par value,
                      were outstanding as of April 22, 1998

            Traditional small business disclosure format (check one):
                                  Yes____ No X_



                         This document contains 14 pages

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                                                             PAGE NUMBER
                                                                                                             -----------
                         PART I - FINANCIAL INFORMATION
ITEM 1 -       CONSOLIDATED FINANCIAL  STATEMENTS

               CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 (UNAUDITED) AND                                   1
               AS OF DECEMBER 31, 1997

               CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE                        2
               MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

               CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31,                          3
               1998 AND 1997 (UNAUDITED)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                            4-6

ITEM 2 -       MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                       7-10
               OPERATIONS


                           PART II - OTHER INFORMATION


ITEM 1 -       LEGAL PROCEEDINGS                                                                                  11

ITEM 2 -       CHANGES IN SECURITIES                                                                              11

ITEM 3 -       DEFAULTS UPON SENIOR SECURITIES                                                                    11

ITEM 4 -       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                                 11

ITEM 5 -       OTHER INFORMATION                                                                                  11

ITEM 6 -       EXHIBITS AND REPORTS ON FORM 8-K                                                                 11-13

               SIGNATURES                                                                                         14

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,             DECEMBER 31,
                                                                              1998                    1997
                                                                              ----                    ----
                                                                           (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                              $  1,607,435           $  1,567,973
   Short term investments                                                    1,176,081              1,153,915
   Accounts receivable, net of allowance for doubtful                        1,548,355                689,774
     accounts of $146,942 in 1998 and $150,695 in 1997
   Inventories                                                                 401,831                360,670
   Prepaid expenses and other current assets                                    34,217                 29,993
                                                                          ------------           ------------

          Total current assets                                               4,767,919              3,802,325

Property, plant and equipment, net                                           1,412,137              1,501,030
Deferred financing cost, net                                                    74,786                 83,415
Note receivable                                                                350,000                300,000
Other assets, net                                                              191,358                 18,049
                                                                          ------------           ------------

          TOTAL ASSETS                                                    $  6,796,200           $  5,704,819
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                               $  1,298,322           $  1,282,889
   Current portion of obligation under capital lease                             6,317                  6,698
                                                                          ------------           ------------

          Total current liabilities                                          1,304,639              1,289,587

Obligation under capital lease                                                                          1,208
5% subordinated convertible note                                             1,500,000              1,500,000
                                                                          ------------           ------------

          TOTAL LIABILITIES                                                  2,804,639              2,790,795
                                                                          ------------           ------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares
     authorized; 2,896,139 and 2,407,039 shares issued and
     outstanding in 1998 and 1997, respectively                                 28,961                 24,070
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 522,955 and 562,055 shares issued and
     outstanding in 1998 and 1997, respectively                                  5,230                  5,621
Paid-in capital                                                             10,354,922              9,346,922
Treasury stock, 100,000 Class A shares at cost                                (162,000)
Accumulated deficit                                                         (6,235,552)            (6,462,589)
                                                                          ------------           ------------

        TOTAL STOCKHOLDERS' EQUITY                                           3,991,561              2,914,024
                                                                          ------------           ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  6,796,200           $  5,704,819
                                                                          ============           ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                                          THREE MONTHS         THREE MONTHS
                                                                              ENDED                ENDED
                                                                            MARCH 31,             MARCH 31,
                                                                            ---------             ---------
                                                                              1998                  1997
Total Revenue                                                               1,693,155           $ 1,105,773

Cost of goods sold, exclusive of depreciation,
amortization, and equipment lease expense shown separately below            1,017,492               690,697
                                                                          -----------           -----------


   Gross Profit                                                               675,663               415,076
                                                                          -----------           -----------



Operating Expenses:
   Marketing and sales                                                        128,328                78,926
   General and administrative                                                 245,135               217,350
   Depreciation, amortization, and equipment lease expense                    138,480                93,153
                                                                          -----------           -----------
                                                                              511,943               389,429
                                                                          -----------           -----------

    Operating income                                                          163,720                25,647


Other Income (expense):
   Commission income                                                           31,684                13,796
   Interest income                                                             52,270                 1,316
   Interest expense                                                           (19,709)               (3,197)
                                                                          -----------           -----------
          Other Income (expense), net                                          64,245                11,915
                                                                          -----------           -----------

Income before income taxes                                                    227,965                37,562
Provision for income taxes                                                        928
                                                                          -----------           -----------
Net Income                                                                    227,037                37,562

Accumulated Deficit:
   Beginning of period                                                     (6,462,589)           (7,267,217)
                                                                          -----------           -----------
   End of period                                                          $(6,235,552)          $(7,229,655)
                                                                          ===========           ===========

Per Share Information:
Basic EPS                                                                 $      0.07           $      0.01
Diluted EPS                                                               $      0.07           $      0.01

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS          THREE MONTHS
                                                                       ENDED                  ENDED
                                                                      MARCH 31,             MARCH 31,
                                                                        1998                  1997
                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $   227,037           $    37,562
   Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                        105,792                93,153
   Provision for doubtful accounts                                        2,999                 8,500
   Changes in operating assets and liabilities:
     Accounts receivable                                               (861,581)             (349,317)
     Inventories                                                        (41,161)               (5,125)
     Prepaid expenses and other current assets                           (4,224)               (1,988)
     Accounts payable and accrued liabilities                            15,433               199,661
                                                                    -----------           -----------

Net cash used in operating activities                                  (555,705)              (17,554)
                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short term investments                                   (22,166)
   Issuance of note receivable                                          (50,000)
   Purchase of property, plant and equipment                             (8,159)               (3,192)
   Increase in other assets                                            (173,419)               (1,700)
                                                                    -----------           -----------

Net cash used in investing activities                                  (253,744)               (4,892)
                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on revolving credit facility                                           (300,000)
   Principal reductions on capital lease obligation                      (1,589)               (1,371)
   Proceeds from issuance of Class A common stock                     1,012,500
   Proceeds on the exercise of stock warrants                                                   3,000
   Proceeds from the exercise of stock options                                                 28,750
   (Purchase) issuance of treasury stock, at cost                      (162,000)                3,990
   Distribution to minority interest                                                           (7,037)
                                                                    -----------           -----------

Net cash provided by (used in) financing activities                     848,911              (272,668)
                                                                    -----------           -----------

Increase (decrease) in cash and cash equivalents                         39,462              (295,114)
Cash and cash equivalents at beginning of period                      1,567,973               387,938
                                                                    -----------           -----------

Cash and cash equivalents at end of period                          $ 1,607,435           $    92,824
                                                                    ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                $     3,375
                                                                    ===========           ===========
   Interest paid                                                    $       253           $     3,180
                                                                    ===========           ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The accompanying 1997 financial statements include the Company and its wholly-owned subsidiary, Saratoga Springs Distribution Corporation, which was dissolved in July 1997. The accompanying 1998 financial statements include the Company and its wholly-owned subsidiary, Rowale Corp., which was incorporated in the State of Delaware on March 2, 1998.


PER SHARE DATA
Effective December 31, 1997, the Company implemented Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share". In accordance with FAS 128, net income/(loss) per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. Earnings per share amounts for all periods presented have been computed in accordance with FAS 128.

RECLASSIFICATION
Certain 1997 amounts have been reclassified to conform with the 1998 presentation.



2.       EARNINGS PER SHARE
The calculation of earnings per share is as follows:


                                                           1998                              1997
                                                           ----                              ----
Numerator:
     Net income                                     $227,037     Basic            $   37,562       Basic

     Impact of potential common
      shares:
      Interest expense on 5%
      subordinated convertible
      note                                            18,750                               -
                                                      ------                      ----------


                                                    $245,787     Diluted          $   37,562       Diluted
                                                    ========                      ==========

Denominator:
     Weighted-average
     outstanding shares                            3,160,761     Basic             2,832,606       Basic

     Impact of potential common shares:
      Stock options (1)                              129,801                          31,960
      Convertible debt                               428,571                               -
                                                   ---------                       ---------
                                                   3,719,133     Diluted           2,864,566       Diluted
                                                   =========                       =========


(1) In 1998 outstanding warrants and options for 440,358 shares of stock were not included in the calculation of earnings per share because they were considered to be anti-dilutive. Outstanding warrants and options for 216,690 shares of stock were considered to be anti-dilutive at March 31, 1997.

During the three months ended March 31, 1998, Steel Partners II, L.P. purchased 275,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. Steel Partners II, L.P., an affiliate of a director of the Company is a private investment fund that invests in smallcap companies.

Carl T. Wolf became co-chairman of the Board and director in February 1998. At that time he purchased 175,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. In connection therewith, Mr. Wolf was issued an option to purchase 200,000 shares of Class A common stock at an exercise price of $2.875 per share. Mr. Wolf resigned from the Board on April 17, 1998 for personal reasons and on that date, the Company repurchased 150,000 shares of unregistered Class A common stock at a price of $2.25 per share. In connection with Mr. Wolf's resignation, the option was amended to be 75,000 shares.

The Company also repurchased 100,000 shares of unregistered Class A common stock for $1.62 per share in a private transaction from an unaffiliated shareholder during the three months ended March 31, 1998.



3. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company will receive a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At March 31, 1998, $513,700 was included in accounts receivable and $325,200 in accounts payable and accrued liabilities related to this agreement

At March 31, 1998 and 1997, the Company's cash, cash equivalents, and short term investment balance includes approximately $2,698,500 and $39,000, respectively, with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.



4. INCOME TAX

The Company accounts for income taxes according to Financial Accounting Standard No. 109 (FAS 109). FAS109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement and tax basis of existing assets and liabilities.

In the quarter ended March 31, 1998, the Company offset substantially all income taxes through the use of net operating loss carryforwards. A full valuation allowance has been maintained against the Company's net deferred tax assets.





5. PROPOSED ACQUISITION

On March 31, 1998, the Company filed a Schedule 13D with the Securities and Exchange Commission relating to The Fresh Juice Company, Inc. ("Fresh Juice") in accordance with the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. The Company has entered into a Letter of Agreement dated March 29, 1998 with Fresh Juice regarding a possible acquisition of Fresh Juice by the Company at a cash purchase price of $3.75 per share. Pursuant to the Letter of Agreement, Fresh Juice agreed to certain "no-shop" provisions, subject to its fiduciary duties (the "Exclusivity Period"), through a date not later than April 25, 1998. On April 24, 1998, the Company and Fresh Juice extended the Exclusivity Period to the earliest to occur of (i) May 20, 1998; (ii) the Company notifying Fresh Juice in writing that negotiations toward the possible acquisition have been terminated; and (iii) seven business days after the date on which Fresh Juice has provided the Company with all due diligence materials reasonably available to Fresh Juice and reasonably requested by the Company. Pursuant to the April 24, 1998 letter, the Company agreed not to acquire, offer to acquire or agree to acquire, in any manner, any assets or securities of Fresh Juice other than pursuant to the Option Agreement through the earliest to occur of (i) the execution of a definitive agreement regarding the possible acquisition; (ii) the termination by Fresh Juice of discussions with the Company regarding the possible acquisition; and (iii) May 25, 1998. The Letter of Agreement also provides for certain payments to Fresh Juice in the event that a definitive agreement is executed and the transaction is not consummated or if the Company is unable to obtain a fairness opinion. The proposed transaction is subject to, among other things, due diligence, financial contingencies and the negotiation and execution of a definitive agreement.

On March 30, 1998, the Company and Fresh Juice entered into a confidentiality agreement governing the confidentiality of information exchanged by Fresh Juice and the Company in pursuing the possible acquisition.

The Company and Steven Smith, a director, President and shareholder of Fresh Juice, entered into an Option Agreement dated March 16, 1998 and executed on March 18, 1998 whereby Mr. Smith has granted to Saratoga the option to purchase 825,000 shares of his common stock in Fresh Juice at $3.00 per share. The Option Agreement provides for the consideration to be paid to Mr. Smith to be increased under certain circumstances involving an acquisition of Fresh Juice at a price in excess of $3.00 per share. Under the terms of the Letter of Agreement, the consideration to be paid to Mr. Smith for his 825,000 shares of Fresh Juice common stock would be equal to $3.375 per share. The option contained in the Option Agreement will expire upon the earliest to occur of (I) the consummation of an acquisition transaction with Fresh Juice; (ii) the termination of negotiations toward an acquisition transaction with Fresh Juice; and (iii) October 31, 1998.

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

Since the end of the 1980s, the bottled water industry has experienced rapid growth. The industry is divided into two distinct segments: non-carbonated water and sparkling (carbonated) water. The Company believes that non-carbonated water is becoming an alternative for municipal tap water and that it is perceived by consumers as a healthy and refreshing alternative to soft drinks, coffee, and other beverages. The Company also believes that sparkling water is perceived as a healthy and refreshing beverage alternative to beer, liquor and wine. The Company anticipates that sales in the bottled water industry will continue to grow as consumer trends involving increased health and fitness consciousness, alcohol moderation, and caffeine and sodium avoidance continue to develop and grow. The Company believes that it is well-positioned to take advantage of the anticipated future growth of the bottled water industry.



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

On June 30, 1997, the Company entered into an agreement with Mistic Brands, Inc. ("Mistic") that granted the Company the non-exclusive right to use the formulations and the exclusive right to use the graphic designs utilized by Mistic in connection with beverages sold under the Saratoga Splash trademark pursuant to the original agreement. Saratoga pays Mistic a royalty for cases sold under the Saratoga Splash trademark.

Saratoga Splash is a non-carbonated fruit flavored spring water product. It currently is available in four flavors: Lemon Frost, Orange Twist, Strawberry Mist, and Blueberry Burst.

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company will receive a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At March 31, 1998, $513,700 was included in accounts receivable and $325,200 in accounts payable and accrued liabilities related to this agreement.



RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three months ended March 31, 1998 and 1997.


REVENUE
Revenue for the three months ended March 31, 1998 increased 53% to $1,693,155, an increase of $587,382 from revenue of $1,105,773, for the comparable period ended March 31, 1997. The increase in revenue is attributable to increases in both branded and private label product sales and co-pack revenue.


GROSS PROFIT MARGINS
Gross profit increased 62% to $675,663 for the three month period ended March 31, 1998 from $415,076 for the comparable period ended March 31, 1997. The gross profit percentage increased two percentage points from 38% at March 31, 1997 to 40% at March 31, 1998. The increase in the gross profit percentage in 1998 is primarily due to a decrease in fixed costs per case attributable to the increase in the volume of cases produced during the year.


MARKETING AND SALES EXPENSES
Marketing and sales expenses were $128,328 and $78,926 for the three months ended March 31, 1998 and 1997, respectively. As a percentage of net sales, marketing and sales expenses increased to 7.5% in 1998 from 7.1% in 1997. The increase in marketing and sales expenses in 1998 is primarily attributable to the increase in customer promotions and incentive sales programs.



GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $245,135 for the three months ended March 31, 1998, an increase of $27,785 from the $217,350 reported for the three months ended March 31, 1997. As a percentage of total revenue, general and administrative expenses decreased from 19.7% in 1997 to 14.4% in 1998. The Company's general and administrative expenses are comprised primarily of fixed costs and, as total revenue increases, they decrease as a percentage of total revenue.



OTHER INCOME (EXPENSE)
For the three months ended March 31, 1998, the Company reported net other income of $64,245 as compared to net other income of $11,915 reported for the three months ended March 31, 1997. The $52,330 increase is due to a $17,888 increase in commission income, and a $50,954 increase in interest income, offset by an increase of $16,512 in interest expense. The commission income is primarily from the sale of products as part of the three-year master distribution agreement entered into June 1997. Interest income increased primarily due to income earned on the $1,500,000 proceeds from the 5% Subordinated Convertible Note and on the $1,012,500 proceeds from the issuance of Class A common stock. Interest expense is accrued on the unpaid principal amount of the Note. The details of the Note are disclosed in the Liquidity and Capital Resources section below.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1998, the Company's working capital was $3,463,280 including cash and cash equivalents of $1,607,435 and short term investments of $1,176,081. The current ratio at March 31, 1998 was 3.6 to 1. For the three months ended March 31, 1998 and 1997, cash flows used in operations were $555,705 and $17,554 respectively.

The Company's debt-to-equity ratio at March 31, 1998 was 37.5%. Debt consists of the $1,500,000 5% Subordinated Convertible Note. Current liabilities include accounts payable and accruals of $1,298,322 and $6,317 short-term portion of obligation under capital lease.

On January 31, 1997, the Company and Triarc entered into a Termination Agreement whereby the Credit Agreement was terminated and as such, the Credit Facility was terminated and the $300,000 outstanding principal balance was repaid.

On June 12, 1997, the Company entered into a Securities Purchase Agreement with Parley International, as nominee for Maerki Baumann & Co., A.G. (Zurich) ("Purchaser"), pursuant to which Purchaser acquired $1,500,000 principal amount of the Company's 5% Subordinated Convertible Notes due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under
Section 4(2) of the Securities Act of 1933. Interest on the unpaid principal amount accrues from the date of issuance at a rate of 5% per annum. Interest becomes due and payable on each of the first, second and third anniversaries.

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

Global Financial Group, Inc. acted as placement agent in connection with the offering of the Note and, in connection therewith, received a cash commission in the amount of $80,750 and was issued a warrant to acquire 30,000 shares of Class A common stock for an exercise price of $3.50 per share. The commission and the fair value of the warrant, determined to be $22,800. were recorded as deferred financing costs and are being amortized over the life of the Note, three years.

On December 23, 1997 the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company has agreed to loan Onyx up to $800,000 (the "Loan") for working capital and general business purposes. As of March 31, 1998, the Company had loaned and advanced to Onyx a sum of $350,000. The loan is collateralized by all assets of Onyx.

Onyx agreed to pay interest on the principal amount of the Secured Promissory Note at a per annum rate equal to the greater of (I) eight percent (8%) or (ii) the prime rate plus one percent (1%) as in effect on the first day of the calendar quarter for which such interest shall accrue. Such interest shall be payable in arrears quarterly on the first day of each calendar quarter, beginning on April 1, 1998. The effective rate of interest for the quarter ended March 31, 1998 was 9.5% and interest receivable has been recorded in the amount of $8,260.

Any unpaid principal amount in excess of $300,000 is payable in full on December 23, 2000. The remaining unpaid principal amount outstanding under this Note shall become due and payable on December 23, 2001. In addition, the Company acquired a ten year warrant to purchase 35% of outstanding stock of Onyx. The warrant may be exercised by issuance of 100,000 shares of the Company's Class A common stock.

The Company is upgrading its bottling lines in 1998. In December 1997, the Company entered into a seven year operating lease for production equipment. At March 31, 1998, an equipment payable in the amount of $188,294 is reflected in cash and current liabilities and represents the balance payable on the production equipment which is in the process of being installed. The lease contains a purchase option after 72 months.

PROPOSED ACQUISITION

On March 31, 1998, the Company filed a Schedule 13D with the Securities and Exchange Commission relating to The Fresh Juice Company, Inc. ("Fresh Juice") in accordance with the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. The Company has entered into a Letter of Agreement dated March 29, 1998 with Fresh Juice regarding a possible acquisition of Fresh Juice by the Company at a cash purchase price of $3.75 per share. Pursuant to the Letter of Agreement, Fresh Juice agreed to certain "no-shop" provisions, subject to its fiduciary duties (the "Exclusivity Period"), through a date not later than April 25, 1998. On April 24, 1998, the Company and Fresh Juice extended the Exclusivity Period to the earliest to occur of (i) May 20, 1998; (ii) the Company notifying Fresh Juice in writing that negotiations toward the possible acquisition have been terminated; and (iii) seven business days after the date on which Fresh Juice has provided the Company with all due diligence materials reasonably available to Fresh Juice and reasonably requested by the Company. Pursuant to the April 24, 1998 letter, the Company agreed not to acquire, offer to acquire or agree to acquire, in any manner, any assets or securities of Fresh Juice other than pursuant to the Option Agreement through the earliest to occur of (i) the execution of a definitive agreement regarding the possible acquisition; (ii) the termination by Fresh Juice of discussions with the Company regarding the possible acquisition; and (iii) May 25, 1998. The Letter of Agreement also provides for certain payments to Fresh Juice in the event that a definitive agreement is executed and the transaction is not consummated or if the Company is unable to obtain a fairness opinion. The proposed transaction is subject to, among other things, due diligence, financial contingencies and the negotiation and execution of a definitive agreement.

On March 30, 1998, the Company and Fresh Juice entered into a confidentiality agreement governing the confidentiality of information exchanged by Fresh Juice and the Company in pursuing the possible acquisition.

The Company and Steven Smith, a director, President and shareholder of Fresh Juice, entered into an Option Agreement dated March 16, 1998 and executed on March 18, 1998 whereby Mr. Smith has granted to Saratoga the option to purchase 825,000 shares of his common stock in Fresh Juice at $3.00 per share. The Option Agreement provides for the consideration to be paid to Mr. Smith to be increased under certain circumstances involving an acquisition of Fresh Juice at a price in excess of $3.00 per share. Under the terms of the Letter of Agreement, the consideration to be paid to Mr. Smith for his 825,000 shares of Fresh Juice common stock would be equal to $3.375 per share. The option contained in the Option Agreement will expire upon the earliest to occur of (I) the consummation of an acquisition transaction with Fresh Juice; (ii) the termination of negotiations toward an acquisition transaction with Fresh Juice; and (iii) October 31, 1998.

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

ITEM 5 - OTHER INFORMATION

         NONE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report:

    1.   Exhibits included herein:

           a)   Exhibits and Index

EXHIBIT NO.
-----------
2.1*              (P) Agreement and Plan of Merger

3.1*              (P)Restated Certificate of Incorporation of the Company

3.2*              (P)By-Laws of the Company

4.1*              (P)Specimen of Class A Stock Certificate

4.2***            (P)Non-Callable Warrant A dated December 13, 1995 by the
                  Company to Triarc Companies, Inc. ("Triarc") to purchase 25% of the number of shares of Class A Common Stock of Saratoga then issued and outstanding on a fully-diluted basis

4.3***            (P)Non-Callable Warrant B dated December 13, 1995 by the
                  Company to Triarc to purchase 26% of the number of shares of Class A Common Stock of Saratoga then issued and outstanding on a fully-diluted basis

4.4*              (P)Form of Underwriter's Warrant

4.5* (P)Form of Escrow Agreement entered into by the current stockholders of the Company and the Underwriter

9.1* (P)Agreement, dated as of August 12, 1992, by and between Anthony Malatino and Robin Prever, as amended by Amendment No.
                  1 thereto dated as of April 30, 1993

10.1* (P)Asset Purchase Agreement, dated as of March 31, 1992, by and between Saratoga Springs Mineral Water Company and Mineral
                  Springs Acquisition Group, Inc.

10.2* (P)General Assignment and Bill of Sale, dated April 3, 1992, by Saratoga Springs Mineral Water Company to Mineral Springs
                  Acquisition Group, Inc.

10.3* (P)Assignment and Assumption Agreement, dated April 3, 1992, by and between Saratoga Springs Mineral Water Company and
                  Mineral Springs Acquisition Group, Inc.

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

10.16**           (P) Stock Agreement, dated July 21, 1993, by and between JNJ
                  Distributors, Inc. and Saratoga Spring Water Company

10.17** (P) Distribution Agreement, dated March 25, 1993, by and between Joseph Victori Wines, Inc. and JNJ Distributors, Inc.

10.18A***         (P)Credit Agreement, dated as of July 13, 1995, between the
                  Company and Triarc

10.18B#           Termination Agreement dated as of January 31, 1997 between the
                  Company and Triarc

10.19***          (P)Amendment, Waiver and Acknowledgment Agreement dated as of
                  December 13, 1995 by and between the Company and Triarc

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

10.28x            Stock Option Agreement with Carl T. Wolf dated February 4,
                  1998

10.29x            Securities Purchase Agreement with Carl T. Wolf dated February
                  12, 1998

10.30x            Stock Option Agreement with Steel Partners II, L.P. dated
                  February 25, 1998

10.31x            Securities Purchase Agreement with Carl T. Wolf dated February
                  25, 1998

10.32x            Option Agreement with Steven Smith dated March 16, 1998

10.33x            Letter of Agreement with Fresh Juice dated March 29, 1998

10.34x Amended and Restated Stock Option Agreement with Carl T. Wolf dated April 17, 1998

10.35x            Fresh Juice Extension dated April 24, 1998

22**              (P) Subsidiaries

24***             (P) Power of attorney


         (*) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on June 16, 1993 (Registration No. 33-62038NY).

         (**) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 30, 1994.

         (***) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 29, 1996.


         (****) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on November 12, 1996.

         (#) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on April 15, 1997.

         (##) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on May 13, 1997.

         (###) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on August 8, 1997.

         (####) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 20, 1998.

         (x)      Incorporated herewith

                 (+)      Management Agreement



(b) Reports on From 8-K: No reports on form 8-K were filed in the quarter ended March 31, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereinto duly authorized.



                                           SARATOGA BEVERAGE GROUP, INC.
                                                   (REGISTRANT)



DATE: May 8, 1998          BY:         /S/ ROBIN PREVER
                                    -----------------------------------------
                                    ROBIN PREVER
                                    CHIEF EXECUTIVE OFFICER



DATE: May 8, 1998          BY:         /S/ GAYLE HENDERSON
                                    -----------------------------------------
                                    GAYLE HENDERSON
                                    CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS


EXHIBIT                                                                                       NO.
-------                                                                                       ---
Stock Option Agreement with Carl T. Wolf dated  February 4, 1998 ............................10.28

Securities Purchase Agreement with Carl T. Wolf dated February 12, 1998 .....................10.29

Stock Option Agreement with Steel Partners II, L.P. dated February 25, 1998 .................10.30

Securities Purchase Agreement with Carl T. Wolf dated February 25, 1998 .....................10.31

Option Agreement with Steven Smith dated March 16, 1998 .....................................10.32

Letter of Agreement with Fresh Juice dated March 29, 1998 ...................................10.33

Amended and Restated Stock Option Agreement
    with Carl T. Wolf dated April 17, 1998...................................................10.34

Fresh Juice Extension dated April 24, 1998...................................................10.35