Form 10QSB
period 1998-06-30
SARATOGA BEVERAGE GROUP INC
filed 1998-08-05
CIK 904362

                      US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

    COMMON STOCK - 2,646,139 SHARES OF CLASS A COMMON STOCK, $.01 PAR VALUE,
          AND 522,955 SHARES OF CLASS B COMMON STOCK, $.01 PAR VALUE,
                      WERE OUTSTANDING AS OF JUNE 30, 1998

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                  YES     NO  X
                                      ---    ---

                        THIS DOCUMENT CONTAINS 12 PAGES

                         SARATOGA BEVERAGE GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

                                     PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL  STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998                   1
        (UNAUDITED) AND AS OF DECEMBER 31, 1997

        CONSOLIDATED STATEMENTS OF OPERATIONS AND                         2
        ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED
        JUNE 30, 1998 AND 1997 (UNAUDITED)

        CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX                  3
        MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)           4-7

ITEM 2  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL               8-12
        CONDITION AND RESULTS OF OPERATIONS


                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS                                                 13

ITEM 2  CHANGES IN SECURITIES                                             13

ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                   13

ITEM 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                13

ITEM 5  OTHER INFORMATION                                                 13

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                13-16

        SIGNATURES                                                        17

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       1998           1997
                                                                                   -----------    ------------
                                                                                   (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $ 1,520.409    $ 1,567,973
   Short term investments                                                              588,080      1,153,915
   Accounts receivable, net of allowance for doubtful
     accounts of $110,220 in 1998 and $150,695 in 1997                               1,770,537        689,774
   Inventories                                                                         510,069        360,670
   Prepaid expenses and other current assets                                            38,424         29,993
                                                                                   -----------    -----------

          Total current assets                                                       4,427,519      3,802,325

Property, plant and equipment, net                                                   1,340,188      1,501,030
Deferred financing cost, net                                                            66,157         83,415
Note receivable                                                                        400,000        300,000
Other assets, net                                                                      666,210         18,049
                                                                                   -----------    -----------

          TOTAL ASSETS                                                             $ 6,900,074    $ 5,704,819
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                        $ 1,235,866    $ 1,282,889
   Current portion of obligation under capital lease                                     4,672          6,698
                                                                                   -----------    -----------

          Total current liabilities                                                  1,240,538      1,289,587

Obligation under capital lease                                                                          1,208
5% subordinated convertible note                                                     1,500,000      1,500,000
                                                                                   -----------    -----------

          TOTAL LIABILITIES                                                          2,740,538      2,790,795
                                                                                   -----------    -----------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares
     authorized; 2,646,139 and 2,407,039 shares issued and
     outstanding in 1998 and 1997, respectively                                         26,461         24,070
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 522,955 and 562,055 shares issued and
     outstanding in 1998 and 1997, respectively                                          5,230          5,621
Paid-in capital                                                                      9,857,922      9,346,922
Accumulated deficit                                                                 (5,730,077)    (6,462,589)
                                                                                   -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY                                                   4,159,536      2,914,024
                                                                                   -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 6,900,074    $ 5,704,819
                                                                                   ===========    ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                        1998           1997           1998           1997
                                    -----------    -----------    -----------    -----------
TOTAL REVENUE                         2,848,520      1,706,322      4,541,675      2,812,095

COST OF GOODS SOLD, EXCLUSIVE OF
DEPRECIATION, AMORTIZATION AND
EQUIPMENT LEASE EXPENSE SHOWN
SEPARATELY BELOW                      1,766,864      1,095,871      2,784,356      1,786,568
                                    -----------    -----------    -----------    -----------


  GROSS PROFIT                        1,081,656        610,451      1,757,319      1,025,527
                                    -----------    -----------    -----------    -----------


OPERATING EXPENSES:
  MARKETING AND SALES                   223,664         90,184        351,992        169,110
  GENERAL AND ADMINISTRATIVE            250,669        264,001        495,804        481,351
  DEPRECIATION, AMORTIZATION, AND
  EQUIPMENT LEASE EXPENSE               138,915         95,522        277,395        188,675
                                    -----------    -----------    -----------    -----------
                                        613,248        449,707      1,125,191        839,136
                                    -----------    -----------    -----------    -----------

  OPERATING INCOME (LOSS)               468,408        160,744        632,128        186,391

OTHER INCOME (EXPENSE):
  COMMISSION INCOME                      22,838         51,285         54,522         65,081
  INTEREST INCOME                        39,079         11,108         91,349         12,424
  INTEREST EXPENSE                      (19,647)        (4,906)       (39,356)        (8,103)
                                    -----------    -----------    -----------    -----------
       OTHER INCOME (EXPENSE), NET       42,270         57,487        106,515         69,402
                                    -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES              510,678        218,231        738,643        255,793
PROVISION FOR INCOME TAXES                5,203                         6,131
                                    -----------    -----------    -----------    -----------
NET INCOME                              505,475        218,231        732,512        255,793

ACCUMULATED DEFICIT:
  BEGINNING OF PERIOD                (6,235,552)    (7,229,655)    (6,462,589)    (7,267,217)
                                    -----------    -----------    -----------    -----------
  END OF PERIOD                     $(5,730,077)   $(7,011,424)   $(5,730,077)   $(7,011,424)
                                    ===========    ===========    ===========    ===========

PER SHARE INFORMATION:
BASIC EPS                           $      0.16    $      0.07    $      0.23    $      0.09
DILUTED EPS                         $      0.14    $      0.06    $      0.21    $      0.08


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Six Months    Six Months
                                                                Ended         Ended
                                                               June 30,      June 30,
                                                                 1998          1997
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                $   732,512    $   255,793
   Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                 212,018        188,675
   Provision for doubtful accounts                               (33,722)        38,500
   Changes in operating assets and liabilities:
     Accounts receivable                                      (1,047,041)      (965,091)
     Inventories                                                (149,399)       (13,094)
     Prepaid expenses and other current assets                    (8,431)       (50,188)
     Accounts payable and accrued liabilities                    (47,023)       515,205
                                                             -----------    -----------

Net cash used in operating activities                           (341,086)       (30,200)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturity of short term investments                            565,835
   Issuance of note receivable                                  (100,000)
   Purchase of property, plant and equipment                     (33,662)       (38,986)
   (Increase) in other assets                                   (648,417)        (1,800)
                                                             -----------    -----------

Net cash used in investing activities                           (216,244)       (40,786)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                         1,500,000
   Deferred financing costs                                                     (80,750)
   Principal payments on revolving credit facility                             (300,000)
   Principal reductions on capital lease obligation               (3,234)        (2,805)
   Proceeds from issuance of Class A common stock              1,012,500
   Proceeds on the exercise of stock warrants                                     3,000
   Proceeds from the exercise of stock options                                   43,250
   (Purchase) issuance of treasury stock, at cost               (499,500)         3,990
   Distribution to minority interest                                             (9,367)
                                                             -----------    -----------

Net cash provided by (used in) financing activities              509,766      1.157,318
                                                             -----------    -----------

(Decrease) increase in cash and cash equivalents                 (47,564)     1,086,332
Cash and cash equivalents at beginning of period               1,567,973        387,938
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 1,520,409    $ 1,474,270
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                         $    24,483
                                                             ===========    ===========
   Interest paid                                             $    75,392    $     4,145
                                                             ===========    ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The accompanying 1997 financial statements include the Company and its wholly-owned subsidiary, Saratoga Springs Distribution Corporation, which was dissolved in July 1997. The accompanying 1998 financial statements include the Company and its wholly-owned subsidiary, Rowale Corp., which was incorporated in the State of Delaware on March 2, 1998.


PER SHARE DATA

Earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. Earnings per share amounts for all periods presented have been computed in accordance with FAS 128, Earnings Per Share.

RECLASSIFICATION

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

2.    EARNINGS PER SHARE

The calculation of earnings per share is as follows:


                                      Three Months Ended                        Six Months Ended
                                            June 30,                                 June 30,
                                       1998         1997                       1998          1997
                                       ----         ----                       ----          ----
Numerator:
  Net income                         $505,475     $218,231         Basic     $732,512      $255,793

  Impact of potential common
   shares:
   Interest expense on 5%
   subordinated convertible
   note                                18,750        3,958                     37,500         3,958
                                     --------     --------                   --------      --------

                                     $524,225     $222,189       Diluted     $770,012      $259,751
                                     ========     ========                   ========      ========


Denominator:
  Weighted-average
    outstanding shares              3,202,061    2,944,364         Basic    3,162,188     2,888,794
  Impact of potential
   common shares:
  Warrants                                         150,000                                  150,000
   Stock options (1)                  126,522      (45,659)                   113,256       (94,104)
   Convertible debt                   428,571      428,571                    428,571       428,571
                                    ---------    ---------                  ---------     ---------

                                    3,757,154    3,477,276       Diluted    3,704,015     3,373,261
                                    =========    =========                  =========     =========


(1) Outstanding warrants and options for 205,678 and 210,678 shares of stock for the three and six months ended June 30, 1998 were not included in the calculation of earnings per share because they were considered to be anti-dilutive. Outstanding warrants and options for 213,690 and 216,690 shares of stock were considered to be anti-dilutive at June 30, 1997.

In February, 1998, Steel Partners II, L.P. purchased 275,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. Steel Partners II, L.P., an affiliate of a director of the Company is a private investment fund that invests in smallcap companies.

Carl T. Wolf became co-chairman of the Board and director in February 1998. At that time he purchased 175,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. In connection therewith, Mr. Wolf was issued an option to purchase 200,000 shares of Class A common stock at an exercise price of $2.875 per share. Mr. Wolf resigned from the Board on April 17, 1998 for personal reasons and on that date, the Company repurchased 150,000 shares of unregistered

Class A common stock at a price of $2.25 per share. In connection with Mr. Wolf's resignation, the option was amended to 75,000 shares and the expiration date of the options was advanced to February 3, 2003.

The Company also repurchased 100,000 shares of unregistered Class A common stock for $1.62 per share in a private transaction from an unaffiliated shareholder during the first quarter of 1998.

During the second quarter of 1998 the 250,000 shares held in treasury were retired.


3.    COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company will receive a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At June 30, 1998, $304,650 was included in accounts receivable and $166,119 in accounts payable and accrued liabilities related to this agreement

At June 30, 1998 and 1997, the Company's cash, cash equivalents, and short term investment balance includes approximately $2,047,000 and $1,281,000 respectively, with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.


4.       INCOME TAX

The Company accounts for income taxes according to Financial Accounting Standard No. 109 (FAS 109). FAS 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement and tax basis of existing assets and liabilities.

In the six months ended June 30, 1998, the Company offset substantially all income taxes through the use of net operating loss carryforwards. A full valuation allowance has been maintained against the Company's net deferred tax assets.


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

Recorded in other assets is an investment in Fresh Juice of 61,400 shares at a cost of approximately 173,000. Also included in other assets is approximately 475,000 of cost associated with the planned acquisition of Fresh Juice. In the event that the merger is not consummated, a significant portion of these costs will be charged to operations.

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

The Company and Fresh Juice are continuing to pursue the possible acquisition. No merger agreement has been signed.


NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard requires companies to disclose certain information regarding operating segments in interim and annual financial statements, and is required to first be disclosed in annual financial statements for fiscal years beginning after December 15, 1997. Management has not yet determined the extent of additional disclosure that may be required under this standard resulting from either potential business acquisitions or continuing business operations.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adoption of this accounting standard resulting from either potential business acquisitions or continuing business operations.

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


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

The Company's bottled water is sold in a variety of bottle sizes. The sparkling spring water products are packaged in four different premium sizes: 7.7 ounce, 12 ounce, 28 ounce glass bottles, and a 42.3 ounce PET recyclable bottle. The non-carbonated water is packaged in 0.5 liter, 1 liter, 1.5 liter and 24 ounce PET recyclable bottles and 12 ounce glass bottles.

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

Saratoga Splash is a non-carbonated fruit flavored spring water product. It currently is available in four flavors: Lemon Frost, Orange Twist, Strawberry Mist, Blueberry Burst, Grapes Galore, and Raspberry Rush.

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company will receive a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At June 30, 1998, $304,650 was included in accounts receivable and $166,119 in accounts payable and accrued liabilities related to this agreement.


RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and six month periods ended June 30, 1998 and 1997.

REVENUE

Revenue for the three month period ended June 30, 1998 increased 67% to $2,848,520 an increase of $1,142,198 from revenue of $1,706,322 for the comparable period in 1997. Revenue for the six month period ended June 30, 1998 increased 62% to $4,541,675 an increase of $1,729,580 from revenue of $2,812,095 for the comparable period in 1997. The increase in revenue is primarily attributable to an increase in branded product sales.


GROSS PROFIT MARGINS

The gross profit margin was 38% and 39% respectively for the three and six month periods ended June 30, 1998 and 36% and 37% for the comparable periods ended June 30, 1997. The increase in the gross profit percentage in 1998 is primarily due to a decrease in fixed costs per case attributable to the increase in the volume of cases produced during the year.


MARKETING AND SALES EXPENSES

Marketing and sales expenses were $223,664, representing 7.9% of revenue and $351,992 or 7.8% of revenue for the three and six month periods ending June 30, 1998 as compared with 90,184 or 5.3% and 169,100 or 6.0% for the same periods in 1997. The increase in marketing and sales expenses for the three and six month periods ended June 30, 1998 is primarily attributable to the increase in customer promotions and incentive sales programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and six month periods ended June 30, 1998 were $250,669 and $495,804, respectively, a decrease of $13,332 and an increase of $14,453 from the same periods in 1997. As a percentage of total revenue, general and administrative expenses decreased from 15.5% in 1997 to 8.8% in 1998 and from 17.1% in 1997 to 10.9% in 1998 for the three and six month periods ended June 30. The Company's general and administrative expenses are comprised primarily of fixed costs and, as total revenue increases, they decrease as a percentage of total revenue.


OTHER INCOME (EXPENSE)

Net other income for the three and six month periods ended June 30, 1998 decreased $15,217 and increased $37,113, respectively, from the same periods in 1997. The change for both the three and six month periods is primarily attributable to a decrease of $28,447 and $10,559 in commission income, and a $27,971 and $78,925 increase in interest income, offset by an increase of $14,741 and $31,253 in interest expense, respectively. The commission income is primarily from the sale of beverage products as part of the three-year master distribution agreement entered into June 1997. Interest income increased primarily due to income earned on the $1,500,000 proceeds from the 5% Subordinated Convertible Note and on the proceeds from the issuance of Class A common stock. Interest expense is accrued on the unpaid principal amount of the Note. The details of the Note are disclosed in the Liquidity and Capital Resources section below.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's working capital was $3,186,981 including cash and cash equivalents of $1,520,409 and short term investments of $588,080. The current ratio at June 30, 1998 was 3.6 to 1. For the six months ended June 30, 1998 and 1997, cash flows used in operations were $341,086 and $30,200 respectively.

The Company's debt-to-equity ratio at June 30, 1998 was 36.0%. Debt consists of the $1,500,000 5% Subordinated Convertible Note. Current liabilities include accounts payable and accruals of $1,085,866 and $4,672 short-term portion of obligation under capital lease.

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

On December 23, 1997 the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company has agreed to loan Onyx up to $800,000 (the "Loan") for working capital and general business purposes. As of June 30, 1998, the Company had loaned and advanced to Onyx a sum of $400,000. The loan is collateralized by all assets of Onyx.

Onyx agreed to pay interest on the principal amount of the Secured Promissory Note at a per annum rate equal to the greater of (I) eight percent (8%) or (ii) the prime rate plus one percent (1%) as in effect on the first day of the calendar quarter for which such interest shall accrue. Such interest shall be payable in arrears quarterly on the first day of each calendar quarter, beginning on April 1, 1998. The effective rate of interest for the quarters ended March 31, 1998 and June 30, 1998 was 9.5% and interest receivable has been recorded in the amount of $9,394.

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

The Company installed a new bottling line in 1998. This line was financed by a seven year operating lease entered into December, 1997. At June 30, 1998, an equipment payable in the amount of $19,324 is reflected in current liabilities and represents the balance payable on the production equipment. The lease contains a purchase option after 72 months.


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

Recorded in other assets is an investment in Fresh Juice of 61,400 shares at a cost of approximately 173,000. Also included in other assets is approximately 475,000 of cost associated with the planned acquisition of Fresh Juice. In the event that the merger is not consummated, a significant option of these costs will be charged to operations.

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

The Company and Fresh Juice are continuing to pursue the possible acquisition. No merger agreement has been signed.


NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard requires companies to disclose certain information regarding operating segments in interim and annual financial statements, and is required to first be disclosed in annual financial statements for fiscal years beginning after December 15, 1997. Management has not yet determined the extent of additional disclosure that may be required under this standard resulting from either potential business acquisitions or continuing business operations.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adoption of this accounting standard resulting from either potential business acquisitions or continuing business operations.

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

10.36xx          Amendment to By-Laws

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

       (x) Incorporated herewith by reference to the Company's form 10-QSB filed with the Commission on May 11, 1998

      (xx)    Incorporated herewith

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



                                          SARATOGA BEVERAGE GROUP, INC.
                                                   (REGISTRANT)



DATE: AUGUST 3, 1998                        BY:   /S/ ROBIN PREVER
                                                 ------------------------
                                                  ROBIN PREVER
                                                  CHIEF EXECUTIVE OFFICER



DATE: AUGUST 3, 1998                        BY:   /S/ GAYLE HENDERSON
                                                 ------------------------
                                                 GAYLE HENDERSON
                                                 CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS


 EXHIBIT                                                                  NO.
 -------                                                                  ---

 Saratoga Beverage Group, Inc.
     Amendment to By-Laws................................................10.36


                                   Exhibit-1