Form 10QSB
period 1998-09-30
SARATOGA BEVERAGE GROUP INC
filed 1998-11-05
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                11 GEYSER ROAD, SARATOGA SPRINGS, NEW YORK 12866
                    (Address of principal place of business)

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

     COMMONSTOCK - 2,646,139 SHARES OF CLASS A COMMON STOCK, $.01 PAR VALUE,
           AND 522,955 SHARES OF CLASS B COMMON STOCK, $.01 PAR VALUE,
                    WERE OUTSTANDING AS OF SEPTEMBER 30, 1998

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                   YES    NO  X
                                      ---    ---


                         THIS DOCUMENT CONTAINS 18 PAGES

                                   FORM 10-QSB

                                      INDEX
                                                                     PAGE NUMBER
                                                                     -----------
                         PART I - FINANCIAL INFORMATION

ITEM 1    CONSOLIDATED FINANCIAL  STATEMENTS

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998            1
          (UNAUDITED) AND AS OF DECEMBER 31, 1997

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED           2
          DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER
          30, 1998 AND 1997 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE              3
          MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         4-7

ITEM 2    MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL             8-13
          CONDITION AND RESULTS OF OPERATIONS


                           PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS                                               14

ITEM 2    CHANGES IN SECURITIES                                           14

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                 14

ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS              14

ITEM 5    OTHER INFORMATION                                               14

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                              14-17

          SIGNATURES                                                      18

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1998             1997
                                                              -------------     ------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                   $ 1,746,767      $ 1,567,973
   Short term investments                                          597,059        1,153,915
   Accounts receivable, net of allowance for doubtful
     accounts of $20,800 in 1998 and $150,695 in 1997            1,115,340          689,774
   Inventories                                                     704,106          360,670
   Prepaid expenses and other current assets                        57,525           29,993
                                                               -----------      -----------

          Total current assets                                   4,220,797        3,802,325

Property, plant and equipment, net                               1,419,501        1,501,030
Deferred financing cost, net                                       307,528           83,415
Note receivable                                                    400,000          300,000
Deferred acquisition costs                                         497,911
Other assets, net                                                  371,393           18,049
                                                               -----------      -----------

          TOTAL ASSETS                                         $ 7,217,130      $ 5,704,819
                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                    $   979,067      $ 1,282,889
   Current portion of obligation under capital lease                10,569            6,698
                                                               -----------      -----------

          Total current liabilities                                989,636        1,289,587

Obligation under capital lease                                      34,423            1,208
5% subordinated convertible note                                 1,500,000        1,500,000
                                                               -----------      -----------

          TOTAL LIABILITIES                                      2,524,059        2,790,795
                                                               -----------      -----------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000
     shares authorized; 2,646,139 and 2,407,039 shares
     issued and outstanding in 1998 and 1997, respectively          26,461           24,070
   Class B common stock, $.01 par value; 2,000,000
     shares authorized; 522,955 and 562,055 shares issued
     and outstanding in 1998 and 1997, respectively                  5,230            5,621
Paid-in capital                                                  9,857,922        9,346,922
Accumulated deficit                                             (5,196,542)      (6,462,589)
                                                               -----------      -----------

        TOTAL STOCKHOLDERS' EQUITY                               4,693,071        2,914,024
                                                               -----------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 7,217,130      $ 5,704,819
                                                               ===========      ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                           1998             1997             1998             1997
                                       -----------      -----------      -----------      -----------
TOTAL REVENUE                          $ 2,825,372      $ 2,245,181      $ 7,359,818      $ 5,057,276

COST OF GOODS SOLD, EXCLUSIVE
OF DEPRECIATION, AMORTIZATION
AND EQUIPMENT LEASE EXPENSE SHOWN
SEPARATELY BELOW                         1,692,605        1,294,995        4,469,732        3,081,563
                                       -----------      -----------      -----------      -----------


  GROSS PROFIT                           1,132,767          950,186        2,890,086        1,975,713
                                       -----------      -----------      -----------      -----------


OPERATING EXPENSES:
  MARKETING AND SALES                      235,319          109,771          591,924          278,881
  GENERAL AND ADMINISTRATIVE               262,339          291,624          753,530          772,975
  DEPRECIATION, AMORTIZATION,
  AND EQUIPMENT LEASE EXPENSE              142,388          101,367          419,783          290,042
                                       -----------      -----------      -----------      -----------
                                           640,046          502,762        1,765,237        1,341,898
                                       -----------      -----------      -----------      -----------

  OPERATING INCOME                         492,721          447,424        1,124,849          633,815

OTHER INCOME (EXPENSE):
  COMMISSION INCOME                         35,138           40,062           89,660          105,143
  INTEREST INCOME                           36,983           18,424          128,332           30,848
  INTEREST EXPENSE                         (19,838)         (19,171)         (59,194)         (27,274)
                                       -----------      -----------      -----------      -----------
       OTHER INCOME (EXPENSE), NET          52,283           39,315          158,798          108,717
                                       -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                 545,004          486,739        1,283,647          742,532
PROVISION FOR INCOME TAXES                  11,469            7,959           17,600            7,959
                                       -----------      -----------      -----------      -----------
NET INCOME                                 533,535          478,780        1,266,047          734,573

ACCUMULATED DEFICIT:
  BEGINNING OF PERIOD                   (5,730,077)      (7,011,424)      (6,462,589)      (7,267,217)
                                       -----------      -----------      -----------      -----------
  END OF PERIOD                        $(5,196,542)     $(6,532,644)     $(5,196,542)     $(6,532,644)
                                       ===========      ===========      ===========      ===========

PER SHARE INFORMATION:
BASIC EPS                              $      0.17      $      0.16      $      0.40      $      0.25
DILUTED EPS                            $      0.15      $      0.15      $      0.36      $      0.22


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months      Nine Months
                                                          Ended            Ended
                                                       September 30,    September 30,
                                                           1998             1997
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                           $ 1,266,047      $   734,573
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                            321,718          290,042
   Provision for doubtful accounts                          (30,902)          76,500
   Changes in operating assets and liabilities:
     Accounts receivable                                   (394,664)        (682,627)
     Inventories                                           (343,436)         (74,547)
     Prepaid expenses and other current assets              (27,532)         (39,353)
     Accounts payable and accrued liabilities              (633,825)         171,631
                                                        -----------      -----------

Net cash provided by operating activities                   157,406          476,219
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturity of short term investments                       556,856
   Issuance of note receivable                             (100,000)
   Purchase of property, plant and equipment               (170,058)         (99,180)
   (Increase) in other assets                              (521,656)          (1,800)
                                                        -----------      -----------

Net cash used in investing activities                      (234,858)        (100,980)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                      1,500,000
   Deferred financing costs                                (250,000)          80,750
   Principal payments on revolving credit facility                          (300,000)
   Principal reductions on capital lease obligation          (6,754)          (4,307)
   Proceeds from issuance of Class A common stock         1,012,500
   Proceeds on the exercise of stock warrants                                  3,000
   Proceeds from the exercise of stock options                                68,250
   (Purchase) issuance of treasury stock, at cost          (499,500)           3,990
   Distribution to minority interest                                          (9,367)
                                                        -----------      -----------

Net cash provided by  financing activities                  256,246        1,180,816
                                                        -----------      -----------

Increase in cash and cash equivalents                       178,794        1,556,055
Cash and cash equivalents at beginning of period          1,567,973          387,938
                                                        -----------      -----------

Cash and cash equivalents at end of period              $ 1,746,767      $ 1,943,993
                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                    $    27,737      $     4,451
   Interest paid                                        $    76,455

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
   Acquisition of equipment under capital lease         $    43,840
   Deferred acquisition costs                           $   330,000


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

      The accompanying 1997 financial statements include the Company and its wholly-owned subsidiary, Saratoga Springs Distribution Corporation, which was dissolved in July 1997. The accompanying 1998 financial statements include the Company and its wholly-owned subsidiary, Rowale Corp., which was incorporated in the State of Delaware on March 2, 1998. All inter-company accounts have been eliminated in consolidation

      PER SHARE DATA

Earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

      RECLASSIFICATION

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

2.    EARNINGS PER SHARE

      The calculation of earnings per share is as follows:


                                             Three Months Ended                         Nine Months Ended
                                                September 30,                             September 30,
                                             1998           1997                       1998           1997
                                          ----------     ----------                 ----------     ----------
NUMERATOR:
Net income                                $  533,535     $  478,780     Basic       $1,266,047     $  734,573

   Impact of potential common shares:
      Interest expense on 5%
      subordinated convertible
      note                                    18,750         18,750                     56,250         22,708
                                          ----------     ----------                 ----------     ----------

                                          $  552,285     $  497,530     Diluted     $1,322,297     $  757,281
                                          ==========     ==========                 ==========     ==========


DENOMINATOR:
   Weighted-average
     outstanding shares                    3,169,094      2,953,260     Basic        3,164,515      2,910,519
   Impact of potential common shares:
      Warrants
      Stock options (1)                       84,116         22,622                    103,070         31,596
      Convertible debt                       428,571        428,571                    428,571        428,571
                                          ----------     ----------                 ----------     ----------

                                           3,681,781      3,404,453     Diluted      3,696,156      3,370,686
                                          ==========     ==========                 ==========     ==========


      (1) Outstanding warrants and options for 225,278 and 144,278 shares of stock for the three and nine months ended September 30, 1998 were not included in the calculation of earnings per share because they were considered to be anti-dilutive. Outstanding warrants and options for 473,958 and 414,690 shares of stock were considered to be anti-dilutive at September 30, 1997.

      In February, 1998, Steel Partners II, L.P. purchased 275,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. Steel Partners II, L.P., an affiliate of a director of the Company, is a private investment fund that invests in smallcap companies.

During the first quarter of 1998, the Company purchased 150,000 shares of unregistered Class A common stock at a purchase rice of $2.25 and 100,000 shares of unregistered Class A common stock at a purchase price of $1.62. All of the 250,000 shares held in treasury were retired during the second quarter of 1998.


3.    COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company will receive a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At September 30, 1998, $281,310 was included in accounts receivable and $187,717 in accounts payable and accrued liabilities related to this agreement.

At September 30, 1998 and 1997, the Company's cash, cash equivalents, and short term investment balance includes approximately $2,343,826 and $1,943,993, respectively, with Morgan Stanley, Dean Witter & Company. A principal stockholder of the Company is an officer of Morgan Stanley, Dean Witter & Company.


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

In the nine months ended September 30, 1998, the Company offset substantially all income taxes through the use of net operating loss carryforwards. A full valuation allowance has been maintained against the Company's net deferred tax assets.

5.    PROPOSED ACQUISITION

On August 14, 1998, the Company entered into an Agreement and Plan of Merger (the Original Merger Agreement") with The Fresh Juice Company, Inc. ("Fresh Juice") and a wholly-owned subsidiary of the Company, Rowale Corp., pursuant to which Rowale Corp. would be merged into Fresh Juice. Subsequent to the merger, Fresh Juice would be operated as a wholly owned subsidiary of Saratoga. Pursuant to the terms of the Original Merger Agreement, Saratoga would purchase the shares of common stock of Fresh Juice not owned by the Company or Rowale Corp. for $3.35 per share in cash. Fresh Juice and the Company also entered into a Voting, Standstill and Proxy Agreement dated as of August 14, 1998 (the "Original Voting Agreement") whereby certain stockholders who were directors or officers of Fresh Juice agreed to vote in favor of the merger, the Original Merger Agreement and the transactions contemplated thereby. In addition, the Original Voting Agreement provided the Company with a proxy to vote such common stock of Fresh Juice in favor of the Merger, the Original Merger Agreement party to the Original Voting Agreement and the transactions contemplated thereby, in the event that the Voting Agreement Stockholders failed to do so.

In September 1998, the proposed merger was restructured to reflect the Company's desire to deleverage the acquisition given current market conditions. Accordingly, on October 13, 1998, the Company entered into a Restated Agreement and Plan of Merger (the "Restated Merger Agreement") for a purchase price per share of $2.244 in cash and 0.33 shares of Class A common stock. In addition, pursuant to the terms of the Restated Merger Agreement, all options and warrants to purchase Fresh Juice common stock will be canceled and exchanged for a number of shares of Class A common stock equal to 0.33, multiplied by the difference between $3.35 and the exercise price of such option and warrants, divided by $1.106, multiplied by the number of shares of Fresh Juice common stock subject to such options and warrants. Pursuant to the terms of the Restated Merger Agreement, Steven Bogen, Chief Executive Officer and co-Chairman of the Board of Fresh Juice, will become a member of the Board of Directors of Saratoga. Under the terms of a Stockholders Agreement dated October 13, 1998 among Mr. Bogen, Robin Prever, the President and Chief Executive Officer of Saratoga, and Anthony Malatino, a former director of the Company, Ms. Prever and Mr. Malatino each agreed to vote all of his or her shares of common stock to elect, re-elect and prevent any purposed removal of Mr. Bogen as a member of the Saratoga's Board of Directors until the earliest to occur of the date: (w) after the effective date of the merger that Mr. Bogen directly owns less than 400,000 shares of Class A common stock, (x) the termination of the Restated Merger Agreement by any party thereto pursuant to the terms thereof, (y) Mr. Bogen is convicted of a felony or a misdemeanor involving moral turpitude, dishonesty, theft or unethical conduct, or (z) Mr. Bogen breaches his fiduciary duties, in a material fashion, to Saratoga and its stockholders. Mr. Bogen will also become a consultant to the Company following the merger and resign from his current positions with Fresh Juice. Jeffrey Heavirland, in addition to his current responsibilities of Chief Executive Officer of The Fresh Juice of California, Inc. d/b/a Hansen's Juice Company, a subsidiary of Fresh Juice, will become an officer of the Company.

In connection with the execution of the Restated Merger Agreement, the Company terminated the Option Agreement dated March 18, 1998 between the Company and Steven Smith, the President and co-Chairman of the Board of Fresh Juice, pursuant to which Saratoga had been granted an option to purchase 825,000 shares of Fresh Juice common stock owned by Mr. Smith for $3.00 per share, which amount could be increased under certain circumstances.

Fresh Juice and the Company have also entered into a Restated Voting, Standstill and Proxy Agreement dated as of October 13, 1998 (the "Restated Voting Agreement") whereby certain stockholders who are directors, officers or substantial stockholders of (i) Fresh Juice, and collectively own approximately 41.6% of the common stock of Fresh Juice, have agreed to vote in favor of the merger, the Restated Merger Agreement and related transactions, or (ii) the Company, and collectively own approximately 56.8% of the voting power of the common stock of the Company, have agreed to vote in favor of the issuance of Class A common stock in connection with the merger. The Restated Voting Agreement expires if the Restated Merger Agreement is terminated.

In connection with the merger, the Company has received a commitment letter from NationsBank, N.A. to provide the Company with senior debt financing (the "Financing"). The consummation of the transactions contemplated by the Restated Merger Agreement is subject to several material conditions, including, among others, the consummation of the Financing and the approval of the merger, the Restated Merger Agreement and related transactions by the stockholders of Fresh Juice and the approval of the issuance of Class A common stock in connection with the merger by the stockholders of the Company.

Although there can be no assurance that the merger will be completed, the parties expect, subject to the satisfaction of all conditions, to consummate the merger by December 31, 1998. Under certain conditions, if the Restated Merger Agreement is terminated or the merger is not consummated, either Fresh Juice or the Company, depending on the circumstances, may be entitled to a fee as liquidated damages.

Recorded in deferred acquisition costs is $497,911 of costs associated with the proposed acquisition of Fresh Juice. In the event that the merger is not consummated, a significant portion of these costs will be charged to operations.

Recorded in other assets is an investment in Fresh Juice of 119,900 shares at a cost of approximately $345,700.


6.    NEW ACCOUNTING STANDARDS

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

Since the end of the 1980s, the bottled water industry has experienced rapid growth. The industry is divided into non-carbonated water and sparkling (carbonated) water. The Company believes that non-carbonated water is becoming an alternative for municipal tap water and that it is perceived by consumers as a healthy and refreshing alternative to soft drinks, coffee, and other beverages. The Company also believes that sparkling water is perceived as a healthy and refreshing beverage alternative to beer, liquor and wine. The Company anticipates that sales in the bottled water industry will continue to grow as consumer trends involving increased health and fitness consciousness, alcohol moderation, and caffeine and sodium avoidance continue to develop and grow. The Company believes that it is well-positioned to take advantage of the anticipated future growth of the bottled water industry.



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

The Company's bottled water is sold in a variety of bottle sizes. The sparkling spring water products are packaged in four different premium sizes: 7.7 ounce, 12 ounce, 28 ounce glass bottles, and a 42.3 ounce PET recyclable bottle. The non-carbonated water is packaged in 0.5 liter, 1 liter, 1.5 liter and 24 ounce PET recyclable bottles and 12 ounce and 28 ounce glass bottles.

On June 30, 1997, the Company entered into an agreement with Mistic Brands, Inc. ("Mistic") that granted the Company the non-exclusive right to use the formulations and the exclusive right to use the graphic designs utilized by Mistic in connection with beverages sold under the Saratoga Splash trademark pursuant to the original agreement. The Company pays Mistic a royalty for cases sold under the Saratoga Splash trademark.

Saratoga Splash is a non-carbonated fruit flavored spring water product. It currently is available in six flavors: Lemon Frost, Orange Twist, Strawberry Mist, Blueberry Burst, Grapes Galore, and Raspberry Rush.

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company will receive a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At September 30, 1998, $281,310 was included in accounts receivable and $187,717 in accounts payable and accrued liabilities related to this agreement.



RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and nine month periods ended September 30, 1998 and 1997.

REVENUE

Revenue for the three month period ended September 30, 1998 increased 26% to $2,825,372, an increase of $580,191 from revenue of $2,245,181 for the comparable period in 1997. Revenue for the nine month period ended September 30, 1998 increased 46% to $7,359,818, an increase of $2,302,542 from revenue of $5,057,276 for the comparable period in 1997. The increase in revenue is primarily attributable to an increase in branded product sales.


GROSS PROFIT MARGINS

The gross profit margin was 40% and 39%, respectively, for the three and nine month periods ended September 30, 1998 and 42% and 39% for the comparable periods ended September 30, 1997. The decrease in the gross profit percentage in the third quarter of 1998 versus the third quarter of 1997 is primarily due to higher overtime and warehousing fees due to increased production.


MARKETING AND SALES EXPENSES

Marketing and sales expenses were $235,318, representing 8.3% of revenue, and $591,924, or 8.0% of revenue, for the three and nine month periods ending September 30, 1998 as compared with $109,771, or 4.9%, and $278,881, or 5.5%, for the same periods in 1997. The increase in marketing and sales expenses for the three and nine month periods ended September 30, 1998 is primarily attributable to the increase in customer promotions and incentive sales programs.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and nine month periods ended September 30, 1998 were $262,339 and $753,530, respectively, a decrease of $29,285 and $19,445 from the same periods in 1997. As a percentage of total revenue, general and administrative expenses decreased from 13.0% in 1997 to 9.3% in 1998 and from 15.3% in 1997 to 10.2% in 1998 for the three and nine month periods ended September 30, respectively. The Company's general and administrative expenses are comprised primarily of fixed costs and, as total revenue increases, they decrease as a percentage of total revenue.


OTHER INCOME (EXPENSE)

Net other income for the three and nine month periods ended September 30, 1998 increased $12,968 and $50,081, respectively, from the same periods in 1997. The change for both the three and nine month periods is primarily attributable to a decrease of $4,924 and $15,483 in commission income, and a $18,559 and $97,484 increase in interest income, offset by an increase of $667 and $31,920 in interest expense, respectively. The commission income is primarily from the sale of beverage products as part of the three-year master distribution agreement entered into June 1997. Interest income increased primarily due to income earned on the $1,500,000 proceeds from the 5% Subordinated Convertible Note and on the proceeds from the issuance of Class A common stock. Interest expense is accrued on the unpaid principal amount of the Note. The details of the Note are disclosed in the Liquidity and Capital Resources section below.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's working capital was $3,231,161, including cash and cash equivalents of $1,746,767 and short term investments of $597,059. The current ratio at September 30, 1998 was 4.3 to 1. For the nine months ended September 30, 1998 and 1997, cash flows provided by operations were $157,406 and $476,219, respectively.

The Company's debt-to-equity ratio at September 30, 1998 was 32.7%. Debt consists of the $1,500,000 5% Subordinated Convertible Note and obligation under capital lease of $34,423. Current liabilities include accounts payable and accruals of $979,067 and $10,569 short-term portion of obligation under capital lease.

On January 31, 1997, the Company and Triarc Companies, Inc. entered into a Termination Agreement whereby the Credit Agreement was terminated and as such, the Credit Facility was terminated and the $300,000 outstanding principal balance was repaid.

On June 12, 1997, the Company entered into a Securities Purchase Agreement with Parley International, as nominee for Maerki Baumann & Co., A.G. (Zurich) ("Purchaser"), pursuant to which Purchaser acquired $1,500,000 principal amount of the Company's 5% Subordinated Convertible Note due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under
Section 4(2) of the Securities Act of 1933. Interest on the unpaid principal amount accrues from the date of issuance at a rate of 5% per annum. Interest becomes due and payable on each of the first, second and third anniversaries.

The principal amount of the Note is due and payable on the third anniversary of the Note and is convertible at the option of the holder into shares of Class A common stock at a conversion price of $3.50 principal amount per share. The Note is mandatorily convertible into shares of Class A common stock in the event that the closing price of Class A common stock exceeds $5.25 for three consecutive trading days.

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

On December 23, 1997 the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company has agreed to loan Onyx up to $800,000 (the "Loan") for working capital and general business purposes. As of September 30, 1998, the Company had loaned and advanced to Onyx a sum of $400,000. The loan is collateralized by all assets of Onyx.

Onyx agreed to pay interest on the principal amount of the Loan at a per annum rate equal to the greater of (i) eight percent (8%) or (ii) the prime rate plus one percent (1%) as in effect on the first day of the calendar quarter for which such interest shall accrue. Such interest shall be payable in arrears quarterly on the first day of each calendar quarter, beginning on April 1, 1998. The effective rate of interest for the quarters ended June 30, 1998 and September 30, 1998 was 9.5% and interest receivable has been recorded in the amount of $9,500.

Any unpaid principal amount in excess of $300,000 is payable in full on December 23, 2000. The remaining unpaid principal amount outstanding under this Loan shall become due and payable on December 23, 2001. In addition, the Company acquired a ten year warrant to purchase 35% of outstanding stock of Onyx. The warrant may be exercised by issuance of 100,000 shares of Class A common stock.

The Company installed a new bottling line in 1998. This line was financed by a seven year operating lease entered into December 1997. The lease contains a purchase option after 72 months.


PROPOSED ACQUISITION

On August 14, 1998, the Company entered into an Agreement and Plan of Merger (the Original Merger Agreement") with The Fresh Juice Company, Inc. ("Fresh Juice") and a wholly-owned subsidiary of the

Company, Rowale Corp., pursuant to which Rowale Corp. would be merged into Fresh Juice. Subsequent to the merger, Fresh Juice would be operated as a wholly owned subsidiary of Saratoga. Pursuant to the terms of the Original Merger Agreement, Saratoga would purchase the shares of common stock of Fresh Juice not owned by the Company or Rowale Corp. for $3.35 per share in cash. Fresh Juice and the Company also entered into a Voting, Standstill and Proxy Agreement dated as of August 14, 1998 (the "Original Voting Agreement") whereby certain stockholders who were directors or officers of Fresh Juice agreed to vote in favor of the merger, the Original Merger Agreement and the transactions contemplated thereby. In addition, the Original Voting Agreement provided the Company with a proxy to vote such common stock of Fresh Juice in favor of the Merger, the Original Merger Agreement party to the Original Voting Agreement and the transactions contemplated thereby, in the event that the Voting Agreement Stockholders failed to do so.

In September 1998, the proposed merger was restructured to reflect the Company's desire to deleverage the acquisition given current market conditions. Accordingly, on October 13, 1998, the Company entered into a Restated Agreement and Plan of Merger (the "Restated Merger Agreement") for a purchase price per share of $2.244 in cash and 0.33 shares of Class A common stock. In addition, pursuant to the terms of the Restated Merger Agreement, all options and warrants to purchase Fresh Juice common stock will be canceled and exchanged for a number of shares of Class A common stock equal to 0.33, multiplied by the difference between $3.35 and the exercise price of such option and warrants, divided by $1.106, multiplied by the number of shares of Fresh Juice common stock subject to such options and warrants. Pursuant to the terms of the Restated Merger Agreement, Steven Bogen, Chief Executive Officer and co-Chairman of the Board of Fresh Juice, will become a member of the Board of Directors of Saratoga. Under the terms of a Stockholders Agreement dated October 13, 1998 among Mr. Bogen, Robin Prever, the President and Chief Executive Officer of Saratoga, and Anthony Malatino, a former director of the Company, Ms. Prever and Mr. Malatino each agreed to vote all of his or her shares of common stock to elect, re-elect and prevent any purposed removal of Mr. Bogen as a member of the Saratoga's Board of Directors until the earliest to occur of the date: (w) after the effective date of the merger that Mr. Bogen directly owns less than 400,000 shares of Class A common stock, (x) the termination of the Restated Merger Agreement by any party thereto pursuant to the terms thereof, (y) Mr. Bogen is convicted of a felony or a misdemeanor involving moral turpitude, dishonesty, theft or unethical conduct, or (z) Mr. Bogen breaches his fiduciary duties, in a material fashion, to Saratoga and its stockholders. Mr. Bogen will also become a consultant to the Company following the merger and resign from his current positions with Fresh Juice. Jeffrey Heavirland, in addition to his current responsibilities of Chief Executive Officer of The Fresh Juice of California, Inc. d/b/a Hansen's Juice Company, a subsidiary of Fresh Juice, will become an officer of the Company.

In connection with the execution of the Restated Merger Agreement, the Company terminated the Option Agreement dated March 18, 1998 between the Company and Steven Smith, the President and co-Chairman of the Board of Fresh Juice, pursuant to which Saratoga had been granted an option to purchase 825,000 shares of Fresh Juice common stock owned by Mr. Smith for $3.00 per share, which amount could be increased under certain circumstances.

Fresh Juice and the Company have also entered into a Restated Voting, Standstill and Proxy Agreement dated as of October 13, 1998 (the "Restated Voting Agreement") whereby certain stockholders who are directors, officers or substantial stockholders of (i) Fresh Juice, and collectively own approximately 41.6% of the common stock of Fresh Juice, have agreed to vote in favor of the merger, the Restated Merger Agreement and related transactions, or (ii) the Company, and collectively own approximately 56.8% of the voting power of the common stock of the Company, have agreed to vote in favor of the issuance of Class A common stock in connection with the merger. The Restated Voting Agreement expires if the Restated Merger Agreement is terminated.

In connection with the merger, the Company has received a commitment letter from NationsBank, N.A. to provide the Company with senior debt financing (the "Financing"). The consummation of the transactions contemplated by the Restated Merger Agreement is subject to several material conditions, including, among others, the consummation of the Financing and the approval of the merger, the Restated Merger Agreement and related transactions by the stockholders of Fresh Juice and the approval of the issuance of Class A common stock in connection with the merger by the stockholders of the Company.

Although there can be no assurance that the merger will be completed, the parties expect, subject to the satisfaction of all conditions, to consummate the merger by December 31, 1998. Under certain conditions, if the Restated Merger Agreement is terminated or the merger is not consummated, either Fresh Juice or the Company, depending on the circumstances, may be entitled to a fee as liquidated damages.

Recorded in deferred acquisition costs is $497,911 of costs associated with the proposed acquisition of Fresh Juice. In the event that the merger is not consummated, a significant portion of these costs will be charged to operations.

Recorded in other assets is an investment in Fresh Juice of 119,900 shares at a cost of approximately $345,700.


YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness

The Company relies on systems developed by other parties in regard to its business, accounting and operational software. The Company believes that its significant business, accounting and operations software are year 2000 compliant. Additionally, the Company has assessed the impact of this issue on its production equipment. The new bottling line installed in 1998 is certified year 2000 compliant by the equipment manufacturer. Older manufacturing equipment is relay controlled and is not believed to be affected by the year 2000 problem.

Cost

The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems and has prepared a plan for Year 2000 compliance. The Company estimates that the cost to modify its management information systems to become Year 2000 compliant will be approximately $5,000 and therefore will not be material to its financial condition or results of operations. Such modification is expected to be completed by December 31, 1998.

Risk

The Company relies on third party suppliers for raw materials, transportation, utilities, and other critical services. Company operations could be affected by the interruption of significant suppliers. The Company has initiated efforts to evaluate the status of suppliers' compliance with year 2000 issues and are in the process of determining alternatives and contingency plan requirements. In the event that its current vendors are unable to certify that they will be Year 2000 compliant by early 1999 or if such suppliers are unable to certify that their failure to be Year 2000 will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find suppliers which are acceptable to the Company. Another option could include the accumulation of inventory to assure production capability if warranted. These efforts are intended to minimize risk, but cannot eliminate the potential for disruption due to third party failures to be year 2000 compliant.

The Company also is dependent on customers for sales and for cashflow. Interruptions in our customers' operations due to Year 2000 could result in decreased revenue, increased inventory and cash flow reductions. The Company is in the process of evaluating its customers' Year 2000 risks, as well as developing alternative sales strategies. The cost of this evaluation is expected to be nominal.

Despite the Company's efforts in regard to the Year 2000 issue, the Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly manage dates beyond 1999.

Contingency Plans

Given that modification to its management information systems is expected to be completed by December 31, 1998, the Company has not prepared a contingency plan pertaining to its information systems. The Company is in the process of developing a contingency plan based on its evaluation of significant suppliers and customers in regard to Year 2000 compliance. The contingency plan includes the identification of backup suppliers and broadening the customer base.


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

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adoption of this accounting standard resulting from either potential business acquisitions or continuing business.

                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         NONE.


ITEM 2 - CHANGES IN SECURITIES

         NONE.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE.


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders will be held on October 28, 1998 for the following purposes:

         1. Election of Directors. Election of directors of the Company by holders of Class A and Class B Common Stock, voting together as a single class.

         2. Approval of 1998 Stock Option Plan. Adoption of the Company's 1998 Stock Option Plan.

         3. Other Business. Such other matters as may properly come before the meeting or any adjournment thereof.


         Stockholders of record at the close of business on August 30, 1998 are entitled to vote at the meeting or any adjournment thereof. Such stockholders may vote in person or by proxy. The stock transfer books of the Company will not be closed.


ITEM 5 - OTHER INFORMATION

         NONE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

1.  Exhibits included herein:

         a)       Exhibits and Index

Exhibit No.

2.1(1)       (P)   Agreement and Plan of Merger

3.1(1)       (P)   Restated Certificate of Incorporation of the Company

3.2(1)       (P)   By-Laws of the Company

3.3(10)            Amendment to By-Laws of the Company

4.1(1)       (P)   Specimen of Class A Common Stock Certificate

9.1(11) Restated Voting, Standstill and Proxy Agreement dated as of October 13, 1998

10.1(1)+     (P)   Form of the Saratoga Spring Water Company 1993 Stock Option
                   Plan

10.2(1)+     (P)   Letter Agreement between the Company and Owens-Brockway Glass
                   Containers

10.3(2)+     (P)   Consulting Agreement entered into by the Company and Leonard
                   Toboroff

10.4(2)+     (P)   Employment Agreement entered into by the Company and Robin
                   Prever

10.5(2)      (P)   Distribution Agreement, dated March 25, 1993, by and between
                   Joseph Victori Wines, Inc. and JNJ Distributors, Inc.

10.6(2)      (P)   Partnership Agreement, dated July 21, 1993, by and between
                   JNJ Distributors, Inc. and Saratoga Springs Distribution
                   Corp., as amended by Amendment of Partnership Agreement hereto dated November 9, 1993

10.7(2)      (P)   Stock Agreement, dated July 21, 1993, by and between JNJ
                   Distributors, Inc. and Saratoga Spring Water Company

10.8(3)      (P)   Cott Co-pack Agreement dated as of June 8, 1995

10.9(4) Manufacturing and Distribution Agreement, dated as of July 23, 1996, by and between the Company and Mistic Brands, Inc.

10.10(5) Termination Agreement dated as of January 31, 1997 between the Company and Triarc Companies, Inc.

10.11(6) Bottling Agreement, dated April 16, 1997, by and among the Company, Hype Corporation, Hype Beverage Corporation, World Wide Beverage Inc., Hype Water Company, Inc., Hyperholics Inc., R.J.Barry Cox and Nigel Sprio

10.12(6)+          Line of Credit dated as of April 10, 1997 to the Company from
                   Robin Prever and Anthony Malatino

10.13(7) Saratoga Splash Agreement, dated as of June 30, 1997, by and between the Company and Mistic Brands, Inc.

10.14(7) Master Distribution Agreement dated as of June 16, 1997 by and among the Company, Hype Corporation, World Wide Beverage Inc., Global Brands AG, Hype Water Company, Inc., and Hyperholics Inc.

10.15(8) Loan Agreement, Securities Purchase Agreement, Secured Promissory Note, and Warrants for Messrs. Holliday, Merhi and Barr in connection with the loan to Onyx Management Services, LLC

10.16(9)+          Securities Purchase Agreement dated February 12, 1998 between the Company and Carl T. Wolf

10.17(9)+          Stock Option Agreement dated February 25, 1998 between the
                   Company and Steel Partners II, L.P.

10.18(9)+          Securities Purchase Agreement dated February 25, 1998 between the Company and Carl T. Wolf

10.19(9) Option Agreement dated March 16, 1998 between the Company and Steven Smith

10.20(9) Letter agreement dated March 29, 1998 between the Company and The Fresh Juice Company, Inc.

10.21(9)+          Amended and Restated Stock Option Agreement dated April 17,
                   1998 between the Company and Carl T. Wolf

10.22 (9)          Letter agreement dated April 24, 1998 between the Company and
                   The Fresh Juice Company, Inc.

10.23(11)+         Form of the Saratoga Beverage Group, Inc. 1998 Stock Option
                   Plan

10.24(11)          Restated Agreement and Plan of Merger dated as of October 13,
                   1998 by and among the Company, Rowale Corp. and The Fresh
                   Juice Company, Inc.

10.25(11)+         Letter agreement dated October 13, 1998 between the Company and Steven Bogen

10.26(11)          Letter agreement dated October 13, 1998 between the Company and Steven Smith

10.27(11)+         Stockholder Agreement dated October 13, 1998 among the
                   Company,Robin Prever, Anthony Malatino and Steven Bogen

21.1(11)           Subsidiaries of the Company

27.1(11)           Financial data schedule

             (1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on June 16, 1993 (Registration No. 33-62038NY)

             (2) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 30, 1994

             (3) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on March 29, 1996

             (4) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on November 12, 1996

             (5) Incorporated herein by reference to the Company's form 10-KSB filed with the Commission on April 15, 1997

             (6) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on May 13, 1997

             (7) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on August 8, 1997

             (8) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on March 20, 1998

             (9) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on May 11, 1998

             (10) Incorporated herein by reference to the Company's form 10-QSB filed with the Commission on August 5, 1998

             (11)  filed herewith

             (+)   Management Agreement

             (P)   Paper filing

(b) Reports on Form 8-K: A report on Form 8-K was filed during the third quarter with the Commission. The report was filed on August 14, 1998 whereby the registrant entered into an Agreement and Plan of Merger dated as of August 14, 1998 with The Fresh Juice Company, Inc. and a wholly-owned subsidiary of the Registrant, Rowale Corp., pursuant to which Rowale Corp. would be merged into Fresh Juice.

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREINTO DULY AUTHORIZED.


                                    SARATOGA BEVERAGE GROUP, INC.
                                            (REGISTRANT)



DATE: November 5, 1998              BY: /S/ ROBIN PREVER
      --------------------              -----------------------
                                        ROBIN PREVER
                                        CHIEF EXECUTIVE OFFICER





DATE: November 5, 1998              BY: /S/ GAYLE HENDERSON
      --------------------              -----------------------
                                        GAYLE HENDERSON
                                        CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

EXHIBIT                                                                 NO.
-------                                                                 ---

Restated Voting, Standstill and Proxy Agreement
dated as of October 13, 1998                                          9.1(11)

Form of the Saratoga Beverage Group, Inc. 1998 Stock Option Plan
                                                                      10.23(11)+

Restated Agreement and Plan of Merger dated as of October 13,
1998 by and among the Company, Rowale Corp. and The Fresh Juice
Company, Inc.                                                         10.24(11)

Letter agreement dated October 13, 1998 between the
Company and Steven Bogen                                              10.25(11)+

Letter agreement dated October 13, 1998 between the
Company and Steven Smith                                              10.26(11)

Stockholder Agreement dated October 13, 1998 among
the Company, Robin Prever, Anthony Malatino and Steven Bogen          10.27(11)+

Subsidiaries of the Company                                           21.1(11)


                                   Exhibit 1