Form 10-K
period 1998-12-31
SARATOGA BEVERAGE GROUP INC
filed 1999-03-31
CIK 904362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 33-62038NY

                         SARATOGA BEVERAGE GROUP, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                                14-1749554
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

                1 GEYSER ROAD, SARATOGA SPRINGS, NEW YORK 12866
        (Address of executive offices or other jurisdiction) (zip code)

                   Issuer's telephone number : (518) 584-6363

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                            ---------------------
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

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1998 were $8,881,242.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based on the closing sale price of the common stock on March 8,1999 as reported on the NASDAQ SmallCap Market System, was approximately $7,542,756. Shares of the common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock may be deemed to be affiliates for this purpose. This determination of affiliate status is not necessarily a conclusive determination of the affiliates of the issuer for other purposes.

As of March 8, 1999, the issuer had outstanding 4,740,125 shares of Class A common stock, $.01 par value per share, and 522,955 shares of Class B common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

     Transitional Small Business Disclosure Format   Yes [  ]   No [X]
===============================================================================

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

Since the end of the 1980s, the bottled water industry has experienced rapid growth. The industry is divided into two distinct segments: non-carbonated water and sparkling (carbonated) water. The Company believes that non-carbonated water is becoming an alternative for municipal tap water and that it is perceived by consumers as a healthy and refreshing beverage alternative to soft drinks, coffee, juices and juice products. The Company also believes that sparkling water is perceived as a healthy and refreshing beverage alternative to beer, liquor and wine. The Company anticipates that sales in the bottled water industry will continue to grow as consumer trends involving increased health and fitness consciousness continue to develop and grow. The Company believes that it is well-positioned to take advantage of the anticipated future growth of the bottled water industry.

On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). Fresh Juice manufactures, markets and distributes fresh squeezed and frozen fresh squeezed citrus juices, fresh fruit smoothies (blends of juices and purees) and other non-carbonated beverages marketed under the labels "Fresh Pik't," "the Fresh Juice Company," "Hansen's," "Ultimate" and "Just Pik't." Fresh Juice will be operated as a wholly owned subsidiary of the Registrant.

Pursuant to the terms of the merger, each holder of a share of Fresh Juice common stock received $2.244 per share in cash and 0.33 shares of Class A common stock of the Company. In the aggregate, the stockholders of Fresh Juice received approximately $14.3 million in cash and approximately 2.14 million shares of Class A common stock of the Company.

Pursuant to the terms of the merger, Steven Bogen, Chief Executive Officer of Fresh Juice, was added to the Board of Directors of the Company. Mr. Bogen also became a consultant to the Company following the Merger. Jeffrey Heavirland, in addition to his responsibilities of Chief Executive Officer of The Fresh Juice of California, Inc. d/b/a Hansen's Juice Company, a subsidiary of Fresh Juice, became an officer of the Company.

In connection with the merger, the Company consummated a financing with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The financing constituted the source of the funds for the acquisition.

In addition, concurrently with the merger, R. J. Barry Cox was added to the Board of Directors of the Company, and John Morabito resigned from the Board of Directors to become the Company's Executive Vice President, Sales and Marketing.

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

The Company's bottled water is sold in a variety of bottle sizes. The sparkling spring water products are packaged in three different sizes: 7.7 ounce, 12 ounce and 28 ounce glass cobalt bottles. The non-carbonated water is packaged in .5 liter, 1 liter, 1.5 liter and 24 ounce PET recyclable bottles and 12 ounce and 28 ounce glass bottles.

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

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company receives a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At December 31, 1998 $155,494 was included in accounts receivable and $115,423 in accounts payable and accrued liabilities, related to this agreement.

MARKETING AND SALES

The Company markets its products as "premium" domestic bottled water products. The Company believes that the proprietary Saratoga brand name, which has been in existence for over 125 years and upscale packaging connotes a premium image. The Company's current marketing slogan is "Everything Else Is Just Water (C)."

The Company has primarily concentrated its marketing and sales activities on the east coast of the United States, particularly in the northeastern states, where Saratoga is a recognizable brand name. However, the Company has sold its product to customers across the continental United States. The Company's products are marketed and sold to both on-premise accounts, such as restaurants and hotels, and to off-premise accounts, such as food service accounts, convenience stores and "mom and pop" stores, as well as distributors.

The marketing and sales activities have generally involved product promotions and sponsorships. In addition, the Company utilizes point-of-sale advertising, in-store displays, and trade incentive programs. The Company has also maintained a limited public relations campaign with a focus on the tradition of Saratoga Spring water.

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

COMPETITION

The bottled water industry is highly competitive, as there are over 700 brands sold in the United States. The industry is dominated by two entities, Great Water of France (Perrier) and Danone Group (Evian). On a regional basis, the Company's products compete with a number of regional brands, including Poland Springs and San Pellegrino (which are owned by The Perrier Group) in the northeastern part of the United States and Zephyrhills (which is also owned by The Perrier Group) in the southeastern part of the United States. The Company's products also compete with other beverage products, including, but not limited to, beer, liquor, wine, soft drinks, coffee, juices and juice products and "new age" beverages.

The Company's competition includes numerous beverage bottlers and distributors, many of which are more experienced, have greater financial and management resources and have more established proprietary trademarks and distribution networks than the Company. The Company believes that it is able to compete effectively with other bottled water and beverage products because it offers a diverse product line of quality bottled water at competitive prices. Additionally, the Company believes that the relative proximity of its Saratoga Springs, New York facility to several large metropolitan markets, such as New York City and Boston, enables it to compete effectively with other regional brands on the eastern coast of the United States.

PRODUCTION

The Company has two bottling lines, a PET line purchased and installed during the first quarter of 1994 and substantially upgraded in 1998 and a glass bottling line. The facility operation is at approximately 45 percent (45%) of capacity.

SUPPLIERS

The Company does not manufacture any of the bottles or packaging in which its products are sold. Its glass bottles are purchased from two primary suppliers who manufacture the bottles in accordance with the Company's specifications. The Saratoga brand name and the Company's logo are embossed on some of the glass bottles. The Company purchases its PET bottles, caps for its PET bottles and metal caps for its glass bottles, each from single suppliers. The Company believes that there are alternate supplies of bottles and caps readily available to it on comparable terms.

The Company is not affiliated with its suppliers.

MAJOR CUSTOMERS

Revenue from the Company's largest distributor, for the year ended December 31, 1998 was twenty percent (20%) of total revenues. For the year ended December 31, 1998 thirty-two percent (32%) of total revenue were generated from co-packing. One co-packing customer represents 20% of total revenue.

TRADEMARKS

"Saratoga" is a registered trademark of the Company in the United States and Canada for use in connection with spring water, mineral water, tonic water and ginger ale products. The Company has sixteen other trademarks, either pending or registered, which include the "Saratoga Vichy" name, the name "Saratoga Splash" and the Saratoga racetrack oval label used on its bottles and packaging.

GOVERNMENT REGULATION

Bottled water must originate from an "approved source" in accordance with standards prescribed by the Food and Drug Administration and the state health departments in each of the states in which the Company's products are sold. There are annual "compliance tests" of both the source and the finished product.

The Company believes that its water supply, products and bottling facilities are in compliance with all applicable state and federal government regulations, including environmental regulations.

SEASONALITY

In the beverage industry, sales typically increase in the second and third calendar quarters due to the seasonal effects of the weather in the eastern United States. In order to help minimize the impact of seasonally on sales, the Company has placed considerable emphasis on expanding marketing and distribution in the southeastern United States, with a concentration in Florida.

EMPLOYEES

As of March 8, 1999, the Company and its subsidiaries had 3 part-time and 287 full-time employees, including 239 production, and 51 executive, sales and administrative employees.

None of the Company's employees are represented by a labor organization, and the Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

NEW YORK HEADQUARTERS

The Company owns a bottling facility and office space located on 48 acres in Saratoga Springs, New York. The property consists of an approximately 40,000 sq. ft. building which has been substantially rebuilt since 1985. The carbonated bottling line was installed in 1985 and the PET bottling line was installed in 1994 and substantially upgraded during 1998. The Company believes that its insurance policies provide adequate coverage on its facilities and equipment. The facilities are suitable and adequate to support the Company's current business.

In connection with the acquisition of Fresh Juice (see "Item 1. Business Developments"), the Company acquired the following properties:

NEWARK OFFICES AND DISTRIBUTION FACILITY

Fresh Juice leases approximately 27,000 square feet of space located at 280 Wilson Avenue, Newark, New Jersey which includes a warehouse with 3,000 square feet of freezer space, 11,000 square feet of cooler space and 7,800 square feet of dry storage space, as well as approximately 5,200 square feet of office space. The lease was executed in November, 1997 and provides for an initial term which terminates on August 31, 2007. The lease contains two five year options to renew which, if exercised, could extend the lease term through August 31, 2012 and August 31, 2017, respectively.

FLORIDA PRODUCTION FACILITY

Fresh Juice owns a facility located at 1000 American Superior Boulevard, Winter Haven, Florida which consists of a 70,000 square foot facility on four acres, 20,000 square feet of which consists of either chilled or freezer space (the "Florida Plant"). The Florida Plant contains the first spiral quick freeze system in the citrus industry. Fresh Juice designed the Florida Plant to be capable of producing fresh squeezed juice, fresh frozen juice and pasteurized juice, in addition to other juice-based beverages. Each segment of the production process is separate and distinct with separate extraction rooms, filling rooms, blending rooms and a separate spiral freeze system for the frozen fresh squeezed juice. The Florida Plant is equipped with a laboratory designed to provide an additional measure of quality control to assist in providing optimal flavor and shelf life for its customers.

CALIFORNIA OFFICES, WAREHOUSE AND PRODUCTION FACILITY

The Company's subsidiary, The Fresh Juice Company of California, Inc. leases commercial space in Azusa, California, in which its offices, warehouse and production facility are located. The total amount of leased space is 35,000 square feet, consisting of approximately 3,000 square feet of office space and approximately 32,000 square feet of production and refrigerated warehouse space. The lease is for a ten year six month term which began on December 1, 1992. The lease contains one five year option.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders.

===============================================================================
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Class A common stock is traded on the NASDAQ SmallCap Market under the symbol TOGA. The following tables lists the high and low market prices for these shares for each quarter during which Class A common stock was traded for the years 1998 and 1997.

                                1998                            1997
                                ----                            ----
                         High              Low          High              Low
                         ----              ---          ----              ---
    1st Quarter         3.8750           2.0630        7.7500           0.8750
    2nd Quarter         3.5630           2.7500        6.0000           2.1250
    3rd Quarter         3.2500           2.1250        3.4375           2.1250
    4th Quarter         2.7500           1.6250        3.3750           2.0000

As of March 8, 1999 the approximate number of common shareholders of record was 1,716.

In February, 1998, Steel Partners II, LP purchased 275,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share. Steel partners II, LP, an affiliate of a director of the Company is a private investment fund that invests in smallcap companies.

Carl T. Wolf, a former director of the Company, purchased 175,000 shares of unregistered Class A common stock from the Company at a purchase price of $2.25 per share in February 1998 and resold 150,000 shares of unregistered Class A common stock to the Company for the same price on April 17, 1998.

We have been advised that Anthony Malatino, a principal stockholder of the Company, and Warren Lichtenstein, a director and principal stockholder of the Company, purchased 266,258 and 206,258 shares respectively of Class A common stock in March, 1999 in a private transaction from a former Fresh Juice stockholder. The Company was not a party to this transaction.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," intends," "expects," "plans," "believe," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

BACKGROUND

The Company was formed in April 1992 in connection with the acquisition of assets from Evian Waters of France. Results of operations data are presented for the years ended December 31, 1998 and 1997. The Company's fiscal year ends on December 31.

RESULTS OF OPERATIONS

The following selected financial data of the Company has been derived from the financial statements and notes thereto of the Company, which are included in this Form 10-KSB.

                                        Year ended              Year ended
                                     December 31, 1998       December 31, 1997
                                     -----------------       -----------------
Statement of Operations Data:
  Total revenue                             $8,881,242             $6,270,691
  Net Income                                   867,146                804,628
  Basic EPS                                      $0.27                  $0.28
  Diluted EPS                                    $0.26                  $0.25


                                        Year ended               Year ended
                                     December 31, 1998       December 31, 1997
                                     -----------------       -----------------
Percentage of Total Revenue:
  Total revenue                                   100%                   100%
  Cost of goods sold                                62                     60
                                                   ---                    ---
  Gross profit                                      38                     40

Operating expenses
  Marketing and sales                                9                      6
  General and administrative                        11                     17
  Depreciation, amortization
    and lease expense                                6                      6
                                                   ---                    ---
Operating Income                                    12                     11
Other (Expense) Income, net                        (2)                      2
                                                   ---                    ---
Net Income                                         10%                    13%
                                                   ===                    ===
-------------------------------------------------------------------------------
Balance Sheet Data:
  Working capital                           $2,402,837             $2,512,738
  Total assets                               7,499,219              5,704,819
  Total indebtedness                         1,570,089              1,507,906
  Accumulated deficit                      (5,595,443)            (6,462,589)
  Total stockholders' equity                 4,390,070              2,914,024

Revenue

Revenue in 1998 increased 42% to $8,881,242, an increase of $2,610,551 from revenue of $6,270,691 in 1997. Of the $2.6 million increase in revenue, approximately 75% is attributable to product sales. The remaining increase is attributable to co-pack revenue.

Gross Profit Margins

Gross profit increased 34% to $3,358,308 in 1998 from $2,508,142 in 1997. The gross profit percentage decreased two percentage points from 40% in 1997 to 38% in 1998. The decrease in the gross profit percentage in 1998 is primarily due to a competitive climate for the spring water PET business.

Marketing and Sales Expenses

Marketing and selling expenses increased 97% to $764,723 in 1998 from $388,709 in 1997. As a percentage of total revenue, marketing and selling expenses increased to 9% in 1998 from 6% in 1997. The increase in marketing and sales expenses in 1998 is primarily attributable to an increase in customer promotions, and variable marketing expenses tied to increased sales.

General and Administrative Expenses

General and administrative expenses decreased 10% to $935,084 in 1998 from $1,033,850 in 1997. As a percentage of total revenue, general and administrative expenses decreased to 11% of total revenue in 1998 from 17% in 1997. The Company's general and administrative expenses are comprised primarily of fixed costs and, as total revenue increases, they generally decrease as a percentage of total revenue. The decrease of $98,766 in general and administrative expenses reported by the Company in 1998 is primarily attributable to a reduction in bad debt expense in 1998.

Depreciation, Amortization, and Equipment Lease Expense

Depreciation, amortization, and equipment lease expense increased 44% to $566,317 in 1998 from $393,876 in 1997. As a percentage of total revenue, depreciation, amortization and equipment lease expense was unchanged at 6% in 1998 and 1997. The increase of $172,441 in 1998 is primarily attributable to equipment lease expense relating to the lease of equipment which began in December, 1997. Equipment rent expense was $130,753 in 1998 and $11,050 in 1997. Depreciation and amortization increased $25,101 and $16,587 respectively in 1998 over 1997. Depreciation and amortization was $435,563 and $393,876 for 1998 and 1997, respectively.

Other Income(Expense)

Other income of $131,990 in 1997 decreased $339,428 to other expense, net of $207,438 in 1998. The $339,428 decrease is due to a $23,197 decrease in commission income, a $117,072 increase in interest income, an increase of $33,303 in interest expense and a provision for notes receivable of $400,000 in 1998. The commission income is primarily from the sale of beverage products as part of the three-year master distribution agreement entered into in June, 1997. Interest income increased primarily due to income earned on the $1,500,000 proceeds from the 5% Subordinated Convertible Note. Interest expense is accrued on the unpaid principal amount of the Note. In 1998 a provision for the full amount of the note receivable from Onyx in the amount of $400,000 was recorded. The details of the 5% Subordinated Convertible Note and the note receivable from Onyx are discussed in the Liquidity and Capital Resources section below.

Income Taxes

In the year ended December 31, 1998, the Company offset substantially all income taxes through the use of federal income tax loss carryforwards. At December 31, 1998 and 1997 the Company has available approximately $2,774,730 and $3,781,000 respectively of federal income tax loss carryforwards which may be subject to annual limitations on their usage and begin to expire in the year 2008.

Liquidity and Capital Resources

As of December 31, 1998, the Company's working capital was $2,402,837 including cash and cash equivalents of $2,576,873, as compared to working capital of $2,512,738 and cash and cash equivalents of $1,567,973 and short term investments of $1,153,915 at December 31, 1997. The current ratio at December 31, 1998 was 2.5 to 1 as compared to 2.9 to 1 at December 31, 1997.

The Company's debt-to-equity ratio at December 31, 1998 was 35.05%. Debt includes the $1,500,000 5% Subordinated Convertible Note and $54,556 long-term portion of obligation under capital lease.

Subordinated Convertible Note

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

Onyx Note Receivable

On December 23, 1997 the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company agreed to loan Onyx up to $800,000 (the "Loan") for working capital and general business purposes. As of December 31, 1998 the Company had loaned and advanced to Onyx a sum of $400,000. The Loan is collateralized by all assets of Onyx.

Interest on the Onyx Note accrues at a per annum rate equal to the greater of
(i) eight percent (8%) or (ii) the Prime Rate plus one percent (1%) as in effect on the first day of the calendar quarter for which such interest shall accrue is payable in arrears quarterly on the first day of each calendar quarter, beginning on April 1, 1998. At December 31, 1998, the interest rate was 9.25%.

$300,000 of the principal amount outstanding under the Onyx Note is due and payable in full on December 23, 2001 and the remaining unpaid principal amount outstanding under the Onyx Note is due and payable in full on December 23, 2000. In addition, the Company acquired a ten year warrant to purchase 35% of outstanding stock of Onyx. The warrant may be exercised by issuance of 100,000 shares of the Company's Class A common stock.

At December 31, 1998 the Company recorded an allowance of $400,000 for the Onyx note receivable. Interest receivable from Onyx in the amount of $9,250 for the 1998 December quarter has not been paid to the Company as of March 15, 1999 and the Company has declared a default under the Onyx Note. The Company will continue to monitor the note receivable and to pursue collection of the Onyx note receivable.

Bottling Lines

The Company upgraded its bottling lines in 1998. In December 1997, the Company entered into a seven year operating lease for production equipment. The lease contains a purchase option after 72 months.

The Company will continue to upgrade the facilities and equipment as dictated by the growth of the business. While the Company will continue to incur costs to develop and introduce new products, it will strive to limit such costs by using innovative, cost effective targeted marketing techniques.

Acquisition of Fresh Juice Company, Inc. (Unaudited)

On January 29, 1999, the Company acquired The Fresh Juice Company, Inc. ("Fresh Juice"). Fresh Juice produces, markets and sells fresh squeezed and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages nationally under the brand names "Just Pik't", "Fresh Pik't", "Florida Pik't", "Ultimate" and "Hansen's". The majority of the juice produced by Fresh Juice is fresh squeezed orange juice. The transaction was accounted for as a purchase. The purchase price of $21.7 million was comprised of cash of approximately $16.4 million and 2,133,553 shares of Saratoga Class A common stock. The cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. Preliminary estimates anticipate that the purchase price exceeded the fair value of net assets acquired by approximately $15.1 million, which is being amortized on a straight-line basis over 25 years.

The following summarized unaudited proforma financial information for the years ended December 31, 1998 and 1997 assumes the acquisition had occurred on January 1 of each year:

PRO FORMA INFORMATION
(in millions, except per share data)                 1998            1997
-------------------------------------------------------------------------------
Net sales                                            $46.5            $47.7
Net (loss)                                            (1.3)            (0.3)
(Loss) per share
  Basic and fully diluted                           ($0.25)          ($0.06)
-------------------------------------------------------------------------------

These amounts include Fresh Juice's results for years ended November 30 and the Company's results for years ended December 31, 1998 and 1997 after giving effect to certain proforma adjustments. Proforma information includes adjustments for interest expense that would have been incurred to finance the acquisition, amortization of goodwill acquired in the acquisition, increase in inventory and cost of goods sold to fair value, and adjustments to record income taxes at the expected effective rate. The proforma information does not include any adjustment for depreciation of the fair value of plant and equipment because the fair value has not yet been determined. The proforma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired business operated as part of the Company for the years ended December 31, 1998 and 1997.

Future minimum operating and capital lease commitments for Fresh Juice through 2007 approximate $3,600,000.

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

State of Readiness

The Company relies on systems developed by other parties in regard to its business, accounting and operational software. The Company believes that its significant business, accounting and operations software are not year 2000 compliant. Additionally, the Company has assessed the impact of this issue on its production equipment. The new bottling line installed in 1998 is certified year 2000 compliant by the equipment manufacturer. Older manufacturing equipment is relay controlled and is not believed to be affected by the year 2000 problem.

Cost

The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems and has prepared a plan for year 2000 compliance. The Company estimates that the cost to modify its management information systems to become year 2000 compliant and to rebuild its network systems will be approximately $350,000. Such modification is expected to be completed and tested prior to December 31, 1999.

Risk

The Company relies on third party suppliers for raw materials, transportation, utilities, and other critical services. Company operations could be affected by the interruption of significant suppliers. The Company has initiated efforts to evaluate the status of suppliers' compliance with year 2000 issues and are in the process of determining alternatives and contingency plan requirements. In the event that its current vendors are unable to certify that they will be year 2000 compliant by early 1999 or if such suppliers are unable to certify that their failure to be year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find suppliers which are acceptable to the Company. Another option could include the accumulation of inventory to assure production capability if warranted. These efforts are intended to minimize risk, but cannot eliminate the potential for disruption due to third party failures to be year 2000 compliant.

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

Contingency Plans

Given that modification to its management information systems (MIS)is expected to be completed and tested by December 31, 1999, the Company has not prepared a contingency plan pertaining to its information systems. We have been advised that (MIS) can be brought into compliance by purchasing software "patches" in the event that the Company has not completed the modification of its MIS to become year 2000 compliant by December 31, 1999. The Company is in the process of developing a contingency plan based on its evaluation of significant suppliers and customers in regard to year 2000 compliance. The contingency plan includes the identification of backup suppliers and broadening the customer base.

New Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. This standard requires companies to disclose certain information regarding comprehensive income and its components (revenues, expenses, gains, and losses) and is required to first be disclosed in annual financial statements for fiscal years beginning after December 15, 1997. The Company requires no additional disclosure under this standard for the year ended December 31, 1998.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard requires companies to disclose certain information regarding operating segments in interim and annual financial statements, and is required to first be disclosed in annual financial statements for fiscal years beginning after December 15, 1997. The Company requires no additional disclosure under this standard for the year ended December 31, 1998 because management operates the business as one segment, the bottling and sales of water to third parties. Management has not yet determined the extent of additional disclosure required in 1999 from the acquisition of The Fresh Juice Company, Inc.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adoption of this accounting standard.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 13.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

===============================================================================
PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 8, 1999, the Directors, executive officers and key employees of the Company are as follows:

  Name                                  Age             Position

Robin Prever (1)                        38       Chief Executive Officer
                                                  and Chairman of the Board
Adam Madkour                            47       Executive Vice President
Gayle Henderson                         51       Chief Financial Officer
John A. Morabito(4)                     39       Executive Vice President
Jeffrey Heavirland                      38       Executive Vice President
R. J. Barry Cox                         54       Director
Steven Bogen                            42       Director
Warren Lichtenstein (2)(3)              33       Director
Leonard Toboroff (1)(2)(3)              66       Director
------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Stock Option Committee
(4)  Resigned as director effective January 29, 1999

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

Mr. Morabito has been a director of the Company since June 1993, Mr. Morabito has been the director of sales development for United Distillers Glenmore, Inc. since 1989. From 1986 through 1989, he was a regional manager for Brown-Foreman Beverage Company and from 1983 through 1986 he was a regional manager for Joseph Victori Wine Company. Prior to that time, Mr. Morabito was employed by each of Foreman Brothers Incorporated and D. Bertoline and Sons as a sales representative. Mr. Morabito resigned from the Board of Directors to become Executive Vice President of Sales and Marketing for the Company effective January 29, 1999.

Mr. Heavirland became a director of the Company on January 29, 1999 with the merger between the Company and Fresh Juice. Mr. Heavirland has held several positions with Hansen's Juices, Inc. He was Director of Sales from July 1988 to December 1993; Vice President of Sales and a Director from December 1993 to January 1994; Director, Vice President and Secretary from January 1994 to December 2, 1996. Mr. Heavirland was President, Chief Executive Officer and Assistant Secretary of The Fresh Juice Company of California, Inc. from December 2, 1996 to January 29, 1999. He was also Vice President of Sales and Administration of The Fresh Juice Company, Inc. ("Fresh Juice") from October 27, 1997 to January 29, 1999 and a Director from June, 1997 to January 29, 1999.

Mr. Cox became a director of the Company on January 29, 1999 with the merger between the Company and Fresh Juice. Mr. Cox has extensive experience in the food and beverage industry, including serving as Chairman of the world-famous Hard Rock Cafe in its formative years as a public company. Mr. Cox was Director for Whitchurch from 1988 - 1995 and a director for the Pelican Group, Inc. from 1991 - 1993. Mr. Cox replaces John Morabito, who resigned from the Board of Directors to become an executive officer of the Company.

Mr. Bogen became a director of the company on January 29, 1999 with the merger between the Company and Fresh Juice. Mr. Bogen was Chief Executive Officer of The Ultimate Juice Company ("Ultimate Juice"), Inc. from 1988 to January 29, 1999; Chairman of the Board of Ultimate Juice from 1989 through March 31, 1996; Chairman of the Board of Clear Springs Citrus, Inc. ("Clear Springs") from July 27, 1993 through August 31, 1996; President of Clear Springs from July 27, 1993 through March 11, 1994; Co-Chairman of the Board, Chief Executive Officer, and Secretary of Fresh Juice from April 1, 1996 to January 29, 1999.

Mr. Lichtenstein has been a director of the Company since June 29, 1994. Mr. Lichtenstein has been with Steel Partners II, LP since 1990. Prior thereto, he was with Ballantrae, a private investment firm, for two years. Mr. Lichtenstein serves as a director of SL Industries, Inc., Synercom Technology Inc. and Gateway Communications, Inc.

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

All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualify. All non-employee directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the Board of Directors. Directors of the Company are also entitled to participate in the Stock Option Plan. All non-employee directors receive a fee of 5,000 options per year, and $1,000 for each quarterly meeting attended. Additionally, 100,000 options were granted to Mr. Toboroff, 50,000 options were granted to Mr. Lichtenstein, 10,000 options were granted to Mr. Morabito, 50,000 options were granted to Mr. Madkour, and 100,000 options were granted to Ms. Prever on January 2, 1998 based on the closing price of the Company's Class A common stock at January 5, 1998. (see
Item 10, Executive Compensation, Stock Option Plan.) During 1998, 150,000 options of Ms. Prever's expired. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued for such services rendered during such period by the chief executive officer and chief operations officer. No other executive officer of the Company had aggregate compensation from the Company exceeding $100,000 in 1998.

                                   Annual Compensation           Awards
                                   -------------------           ------
              Position           Year    Salary    Bonus  Securities Underlying
              --------           ----    ------    -----
                                                            Options/SARs (#)

Robin Prever, President          1998   $125,000  $63,937   100,000 options
    and Chief Executive Officer  1997   $125,000
                                 1996   $125,000

Adam Madkour, Chief              1998   $100,000  $19,787    50,000 options
    Operating Officer            1997   $100,000   $5,600
                                 1996   $ 90,000

Employment Agreements

In June 1993, the Company entered into an employment agreement with its president and chief executive officer providing for annual compensation of $125,000. The agreement provided for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit in each contract year. On January 28, 1999, the Company entered into a new four year employment agreement with its president, chief executive officer and chairperson of the Board (and a director) ("the Executive") , providing for annual compensation of $200,000 with annual cost of living adjustments and other increases at the discretion of the compensation committee. The compensation committee of the Company Board shall set goals on an annual basis for the Executive's performance as an officer of the Company, and shall cause the Company to pay to her an annual bonus in addition to the Salary based on the achievement by the Executive of such goals. Non-qualified stock options to purchase 300,000 shares of Class A common stock at an exercise price of $2.375 per share, the fair market value on the date of grant, were issued as part of this agreement and shall vest over a three year period from the date of grant at a rate of 33% per year, commencing with the first anniversary of the date of grant. Upon the termination of her employment agreement for any reason, any unvested stock options shall lapse, and the Executive shall have one year from the date of termination to exercise any vested stock options. Executive's vested stock options shall be exercisable for a period of ten (10) years from the date of issuance. Under her employment agreement, the Executive wil not engage in a business which competes with the Company for the term of the employment agreement and for two years thereafter.

In the event that (i) other than following a change in control, the Executive's employment is terminated by the Company in breach of her employment agreement, or the Executive shall terminate her employment for Good Reason (as defined in her employment agreement), (ii) the Executive's employment shall be terminated for any reason, other than for Cause (as defined in her employment agreement), death or Disability (as defined in her employment agreement), within six (6) months following a change in control (as defined in her employment agreement) of the Company, or (iii) the Executive terminates her employment immediately upon a change in control, then the Company will pay the Executive as a severance and non-competition payment equal to (x) her base salary and (y) the average bonus actually paid to the Executive with respect to the last two years, in each case for the remainder of her term plus one year; provided, however, that the Company shall not be required to pay the Executive more than
2.99 times the Executive's base salary and bonus compensation for the calendar year prior to such termination. Such amount shall be paid either in a lump sum or in monthly installments, at the Executive's discretion.

The following table sets forth information with respect to Robin Prever and Adam Madkour concerning the unexercised options held as of the end of the last fiscal year. Robin Prever and Adam Madkour did not exercise options during the Company's fiscal year ended December 31, 1998.

                        FISCAL YEAR-ENDED OPTION VALUES

                    NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN-THE-
                           OPTIONS                     MONEY OPTIONS AT
                     AT DECEMBER 31, 1998              DECEMBER 31, 1998
                ------------------------------  ------------------------------
Name             Exercisable    Unexercisable    Exercisable    Unexercisable

Robin Prever        65,000          50,000          50,000           --
Adam Madkour        71,000          25,000          25,000


Stock Option Plan

In June 1993, the Board of Directors of the Company approved the adoption of the Saratoga Spring Water Company 1993 Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provided for the issuance of options covering up to 466,000 shares of Class A common stock (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events) and Stock Appreciation Rights in tandem with options. Generally, Stock Appreciation Rights will be subject to the same terms and conditions as options. Options may be granted under the 1993 Stock Option Plan to employees, officers or directors of, and consultants and advisors to the Company.

On December 12, 1995 the shareholders of the Company approved an amendment to the 1993 Stock Option Plan increasing the number of shares available for issuance from 466,000 to 616,000.

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or non qualified stock options. The purchase price of the Class A common stock made subject to an option shall be determined by the Compensation Committee at the time of grant, provided that the purchase price of incentive stock options may not be less than the fair market value of the Company's Class A common stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Compensation Committee, provided that no option may be exercised after ten years and one day from the date of grant (ten years in the case of an incentive stock option). To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non qualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant. Generally, options vest over a three year period unless the Compensation Committee accelerates such provisions.

Furthermore, under the 1993 Stock Option Plan, directors who are not also employees of the Company receive an Option ("Initial Option") to purchase 2,000 shares of Class A common stock upon their initial election to the Board of Directors, exercisable at the fair market value on the date of grant. On June 23, 1993, each person who was then a non-employee director received 2,000 options ("IPO Options"), at an exercise price of $5.00 per share. These options are exercisable as to 33 1/3% of the shares subject thereto on the date of grant, and as to 33 1/3% on each of the following two anniversaries of such date of grant. In addition, on the date of each annual meeting of stockholders held subsequent to January 1, 1994, each qualified director will automatically receive options ("Annual Options") to purchase 2,000 shares of Class A common stock exercisable 50% per year over a period of two years beginning on the date of grant, at the fair market value of the Class A common stock on the date of grant. The Company intends to seek stockholder approval at the 1999 annual meeting of stockholders to retroactively, as of June 29, 1998, terminate this provision of the 1993 Stock Option Plan, given the approval of the 1998 Stock Option Plan (as hereinafter defined).

Generally, options granted to directors under the 1993 Stock Option Plan will terminate three months after the date of the director's termination, resignation or retirement from the Board of Directors of the Company, but in no event after the option has expired by its terms. If any option granted under the 1993 Stock Option Plan should expire or become unexercisable for any reason without having been exercised in full, the unpurchased shares will become available for further grant under the Stock Option Plan.

At the annual meeting of stockholders held on October 28, 1998 the Saratoga Beverage Group, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan") was approved. The 1998 Stock Option Plan provides for the issuance of options covering up to 900,000 shares of Class A Common Stock or Class B Common Stock (collectively "Shares") (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the 1998 Stock Option Plan to employees, officers or directors of the Company. The 1998 Stock Option Plan will be administered by the Stock Option Committee of the Board (the "Committee").

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) ("ISOs") or non-qualified stock options ("NQSOs"). The purchase price of the Shares made subject to an option shall be determined by the Stock Option Committee at the time of grant, provided that the purchase price of incentive stock options may not be, and the price of non-qualified options generally will not be, less than the fair market value of the Class A Common Stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Stock Option Committee, which will generally provide that no option may be exercised after ten years from the date of grant. If an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the ISO cannot exceed five years from the date of grant.

Non-employee directors and key employees (defined as full-time employees) of the Company or any future Subsidiary Corporation (as defined in the 1998 Stock Option Plan) of the Company are eligible to participate in the 1998 Stock Option Plan; provided, however, that ISOs may only be granted to employees of the Company or a Subsidiary Corporation. Each non-employee director of the Company on January 1 of a year during the term of the 1998 Stock Option Plan will automatically receive options to purchase 5,000 shares of Class A common stock at the fair market value of the Class A common stock on the date of grant.

Any one optionee may not be granted options to purchase in excess of 300,000 shares of Common Stock during any fiscal year of the Company; provided, however, that the Committee may adopt procedures for the counting of shares relating to any grant of options to ensure appropriate counting, avoid double counting and provide for adjustments in any case in which the number of shares actually distributed differs from the number of shares previously counted in connection with such grant; provided further, however, that the options granted under the 1993 Plan shall not be treated as outstanding.

During 1998, a total of 437,501 stock options were granted, 30,000 were exercised, and 190,120 expired from the 1993 Stock Option Plan and the 1998 Stock Option Plan. The Company did not grant stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 8, 1999, certain information with respect to the beneficial ownership of the common stock by (i) each director and nominee for director of the Company, (ii) each person named in the compensation table, (iii) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's voting securities and (iv) all officers, directors and nominees for directors of the Company as a group.

                           Number of Shares
                              of common          Percentage Beneficially Owned
Name and Stock            Stock Beneficially     -----------------------------
Address of                      Owned            Of Shares         Of Voting
Beneficial Owner         At March 8, 1999 (1)    (1)(2)(3)        Power (2)(3)
-----------------        ---------------------   ----------       ------------

Anthony Malatino (6)              778,127(21)        15.2%             30.4%
Robin Prever (4)                  318,285(12)         5.9%             13.3%
Adam Madkour (4)                   71,050(13)         1.4%              1.0%
Gayle Henderson(4)                  1,792(14)            *                 *
Warren Lichtenstein (5)           591,758(15)        11.3%              8.1%
John Morabito (7)                       0(19)            *                 *
Leonard Toboroff (8)              197,500(16)         3.7%              2.7%
Jeffrey Heavirland (9)             31,106(17)            *                 *
Steven Bogen(10)                  406,793(18)         7.9%              5.6%
R. J. BarryCox(11)                      0(20)            *                 *

  All officers and
  directors as a group              1,618,284        28.2%             29.3%
  (9 persons)

-----------------
*    Less than 1%.

     (1) Based upon 4,740,125 shares of Class A common stock and 522,955 shares of Class B common stock outstanding at March 8, 1999.
     (2) The information presented with respect to stock ownership and related percentage information is based on common stock as a percentage of the aggregate number of shares of common stock outstanding, treating the Class A common stock and the Class B common stock as a single class. The number of shares of Class A common stock outstanding does not include (i) 30,000 shares issuable upon exercise of warrants to Global Financial Group, Inc. for acting as placement agent in connection with the offering of the 5% subordinated convertible note,
          (ii) shares issuable upon exercise of certain outstanding stock options or reserved for issuance pursuant to the Company's Stock Option Plan.
     (3) The Class A common stock and the Class B common stock are identical, except that the holders of the Class A common stock are entitled to one vote per share, whereas the holders of the Class B common stock are entitled to five votes per share on all matters submitted for stockholder vote.
     (4) The business address of each of Mr. Madkour, Ms. Henderson, and Ms. Prever is c/o Saratoga Beverage Group, Inc., 11 Geyser Road, Saratoga Springs, New York 12866.
     (5) The business address of Mr. Lichtenstein is c/o Steel Partners II, LP, 750 Lexington Avenue, New York, NY 10022.
     (6) The business address of Mr. Malatino is c/o Morgan Stanley Dean Witter, 340 Broadway, Saratoga Springs, NY 12866.
     (7) The business address of Mr. Morabito is 11 Geyser Rd, Saratoga Springs, NY 12866.
     (8) The business address of Mr. Toboroff is c/o Lincolnshire Management, Inc., 780 3rd Avenue, 40th Floor, New York, NY 10017.
     (9) The business address of Mr. Heavirland is c/o The Fresh Juice Company of California, Inc., 875

          West Eighth Street, Azusa, CA 91702-2247.
     (10) The business address of Mr. Bogen is The Fresh Juice Company of New York, Inc., 280 Wilson Avenue, Newark, NJ 07105.
     (11) The business address of Mr. Cox is 11 Geyser Rd., Saratoga Springs, NY 12866.
     (12) Includes 115,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 35,325 shares of Class A common stock outstanding and 167,960 shares of Class B common stock outstanding, and excludes 300,000 shares issuable upon options that are not exercisable within 60 days.
     (13) Includes 71,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 50 shares of Class A common stock outstanding, and excludes 29,000 shares issuable upon options that are not exercisable within 60 days.
     (14) Includes 1,667 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 125 shares of Class A common stock outstanding, and excludes 23,333 shares issuable upon options that are not exercisable within 60 days.
     (15) Includes 85,500 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 506,258 shares of Class A common stock outstanding, and excludes 27,500 shares issuable upon options that are not exercisable within 60 days.
     (16) Includes 197,500 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, and excludes 27,500 shares issuable upon options that are not exercisablewithin 60 days.
     (17) No shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 31,106 shares of Class A common stock outstanding, and excludes 100,000 shares issuable upon options that are not exercisable within 60 days
     (18) Includes 406,793 shares of Class A common stock outstanding. There are no shares issuable upon options.
     (19) No shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, no shares of Class A common stock are outstanding, and excludes 75,000 shares issuable upon options that are not exercisable within 60 days.
     (20) No shares of Class A common stock issuable upon exercise of certain options that are exercisable within or past 60 days and no shares of Class A common stock are outstanding.
     (21) Includes 423,132 shares of Class A common stock outstanding and 354,995 shares of Class B common stock outstanding.


Stockholder Agreement; Voting Agreement

Anthony Malatino, the chairman of the board of the Company until December 12, 1995, and Robin Prever, the president, chief executive officer and a director of the Company, entered into a voting trust agreement, dated August 17, 1992, as amended in April 1993 (the "Stockholder Agreement"). This agreement expired in 1998.

On October 13, 1998, Saratoga Beverage Group, Inc. ("Saratoga"), Steven Bogen ("Bogen"), Robin Prever ("Prever") and Anthony Malatino ("Malatino") entered in a Stockholder Agreement in which it was agreed to vote all of their Saratoga Securities to elect, re-elect and prevent any proposed removal of, Bogen as a member of Saratoga's Board of Directors. This Stockholder Agreement shall expire on the earlier of the date (i) after the Effective Date (as defined in the Merger Agreement) that Bogen directly owns less than 400,000 shares of Class A comn stock, (ii) of the termination of the Merger Agreement by any party thereto pursuant to the terms thereof, (iii) Bogen is convicted of a felony or a misdemeanor involving moral turpitude, dishonesty, theft or unethical business conduct, or (iv) Bogen breaches his fiduciary duties, in a material fashion, to Saratoga or its stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 1998, the Company's cash and cash equivalent balance includes approximately $2,506,177 in a money market account with Dean Witter Reynolds, Inc. A principal stockholder of the

Company is an officer of Dean Witter Reynolds, Inc.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     1.  Financial Statements:  See Index To Financial Statements
     2.  Exhibits included herein:

         a)   Exhibits and Index

Exhibit No.

2.1(1)         (P) Agreement and Plan of Merger
3.1(1)         (P) Restated Certificate of Incorporation of Saratoga
3.2(1)         (P) By-Laws of Saratoga
3.3(10)        Amendment to By-Laws of Saratoga
4.1(1)         (P) Specimen of Class A Stock Certificate
5.1(12)        Opinion of Swidler Berlin Shereff Friedman, LLP
9.1(11)        Restated Voting, Standstill and Proxy Agreement dated as of
               October 13, 1998
9.2(11)        Stockholder Agreement dated October 13, 1998 by and among
               Saratoga, Robin Prever, Anthony Malatino and Steven Bogen
10.1(2)+       (P) Employment Agreement entered into by the Registrant and
               Robin Prever
10.2(1)+       (P) Form of the Saratoga Spring Water Company 1993 Stock Option
               Plan
10.3(2)+       (P) Consulting Agreement entered into by Saratoga and Leonard
               Toboroff
10.4(1)        (P) Letter Agreement between Saratoga and Owens-Brockway Glass
               Containers
10.5(2)        (P) Partnership Agreement, dated July 21, 1993, by and between
               JNJ Distributors, Inc. and Saratoga Springs Distribution Corp.,
               as amended by Amendment of Partnership Agreement hereto dated
               November 9, 1993
10.6(2)        (P) Stock Agreement, dated July 21, 1993, by and between JNJ
               Distributors, Inc. and Saratoga Spring Water Company
10.7(2)        (P) Distribution Agreement, dated March 25, 1993, by and between
               Joseph Victori Wines, Inc. and JNJ Distributors, Inc.
10.8(5)        Termination Agreement dated as of January 31, 1997 between
               Saratoga and Triarc
10.9(3)        (P) Cott Co-pack Agreement dated as of June 8, 1995
10.10(4)       Manufacturing and Distribution Agreement, dated as of July 23,
               1996, by and between Saratoga and Mistic Brands, Inc.
10.11(6)       Bottling Agreement, dated April 16, 1997, by and among Saratoga,
               Hype Corporation, Hype Beverage Corporation, World Wide Beverage
               Inc., Hype Water Company, Inc., Hyperholics Inc., R.J. Barry Cox
               and Nigel Spiro
10.12(6)+      Line of Credit dated as of April 10, 1997 to Saratoga from Robin
               Prever and Anthony Malatino
10.13(7)       Saratoga Splash Agreement, dated as of June 30, 1997, by and between Saratoga and Mistic Brands, Inc.
10.14(7)       Master Distribution Agreement dated as of June 16, 1997 by and among Saratoga Beverage

               Group, Inc., Hype Corporation, World Wide Beverage Inc., Global
               Brands AG, Hype Water Company, Inc. and Hyperholics Inc.
10.15(8)       Loan Agreement, Securities Purchase Agreement, Secured
               Promissory Note, and Warrants for Messrs. Holliday, Merhi and
               Barr in connection with the loan to Onyx Management Services,
               LLC
10.16(9)+      Securities Purchase Agreement dated February 12, 1998 between
               Saratoga and Carl T. Wolf
10.17(9)+      Stock Option Agreement dated February 25, 1998 between Saratoga and Steel Partners II, L.P.
10.18(9)+      Securities Purchase Agreement dated February 25, 1998 between
               Saratoga and Carl T. Wolf
10.19(9)       Option Agreement dated March 16, 1998 between Saratoga and
               Steven Smith
10.20(9)       Letter agreement dated March 29, 1998 between Saratoga and The
               Fresh Juice Company, Inc.
10.21(9)+      Amended and Restated Stock Option Agreement dated April 17, 1998 between Saratoga and Carl T. Wolf
10.22(9)       Letter agreement dated April 24, 1998 between Saratoga and The
               Fresh Juice Company, Inc.
10.23(11)+     Form of the Saratoga Beverage Group, Inc. 1998 Stock Option Plan
10.24(12)      Commitment letter dated September 24, 1998 between Saratoga and
               NationsBank, N.A.
10.25(11)      Restated Agreement and Plan of Merger dated as of October 13,
               1998 by and among Saratoga, Rowale Corp. and The Fresh Juice
               Company, Inc.
10.26(11)+     Employment Agreement dated October 13, 1998 between Saratoga and
               Jeffrey Heavirland
10.27(11)      Letter agreement dated October 13, 1998 among Saratoga, Fresh
               Juice and Steven Smith (amending the agreement set forth in
               Exhibit 10.30 hereof)
10.28(12)+     Letter agreements dated December 2, 1998 among Saratoga, Fresh
               Juice and Steven Bogen (amending the agreement set forth in
               Exhibit 10.31 hereof)
10.29(12)+     Letter agreement dated December 2, 1998 among Saratoga, Fresh
               Juice and Jeffrey Heavirland
10.30(12)      Employment Agreement effective April 1, 1996 between The Fresh
               Juice Company, Inc. and Steven Smith
10.31(12)      Employment Agreement effective April 1, 1996 between The Fresh
               Juice Company, Inc. and Steven M. Bogen
10.32(12)      Supply Agreement dated March 31, 1996 between The Fresh Juice
               Company, Inc. and Natural Juice Company, Inc.
10.33(12)      Agreement of Lease dated November 24, 1997 between The Fresh
               Juice Company of New York, Inc. and 280 Wilson Avenue
               Associates, L.L.C. and guaranteed by The Fresh Juice Company,
               Inc.
10.34(12)      Industrial Real Estate Lease dated June 17, 1992 between
               Hansen's Juices, Inc. and Pruco Life Insurance Company
21.1(11)       Subsidiaries of Saratoga
25.1(13)       Credit Agreement by and among Saratoga Beverage Group, Inc., as
               Borrower, NationsBank, National Association, as Agent and Lender
               and The Lenders Party Hereto from time to time dated January 29,
               1999
25.2(13)       Robin Prever Employment Agreement dated January 28, 1999
27.0(13)       Financial Data Schedule

-------------
(1) Incorporated herein by reference to Saratoga's Registration Statement on Form SB-2 filed with the SEC on June 16, 1993 (Registration No. 33-62038NY).
(2) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 30, 1994.
(3) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 29, 1996.
(4) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on November 12, 1996.
(5) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on April 15, 1997.
(6) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on May 13, 1997.

(7)            Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on August 8, 1997.
(8)            Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 20, 1998.
(9)            Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on May 11, 1998.
(10)           Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on August 5, 1998.
(11)           Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on November 5, 1998.
(12)           Incorporated herein by reference to Saratoga's Registration
               Statement on Form S-4 filed with the SEC on December 24, 1998
               (Registration No. 33-369707)
(13)           Filed herewith
(+)            Management agreement.

(P) Paper filing.

(b) Reports on From 8-K: Form 8-K was filed on October 23, 1998 to disclose the Restated Agreement and Plan of Merger dated as of October 13, 1998 among Saratoga Beverage Group, Inc., Rowale Corp. and The Fresh Juice Company, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     March 30, 1999

                                 By:  /s/ Robin Prever
                                    ------------------------------------------
                                      Robin Prever, President

                                 By: /s/ Gayle Henderson
                                    ------------------------------------------
                                     Gayle Henderson, Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Capacities                    Date
         ---------                         ----------                    ----
                             President, Chief Executive Officer,
      /s/ Robin Prever       And Co-Chairman of the Board of Directors
----------------------------
        Robin Prever

      /s/ Adam Madkour       Chief Operating Officer
----------------------------
        Adam Madkour

    /s/ Gayle Henderson      Chief Financial Officer
----------------------------
      Gayle Henderson

  /s/ Jeffrey Heavirland     Executive Vice President
    Jeffrey Heavirland

   /s/ Leonard Toboroff      Director
----------------------------
     Leonard Toboroff

 /s/ Warren Lichtenstein     Director
----------------------------
    Warren Lichtenstein

     /s/ Steven Bogen        Director
----------------------------
       Steven Bogen

   /s/ R. J. Barry Cox       Director
----------------------------
     R. J. Barry Cox

ITEM 13.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Report of Independent Accountants.....................................  F-2

Consolidated balance sheets as of December 31, 1998 and
1997..................................................................  F-3

Consolidated income statements for the years
ended December 31, 1998 and 1997......................................  F-4

Consolidated statements of stockholders' equity
for the years ended December 31, 1998 and 1997........................  F-5

Consolidated statements of cash flows for the years
ended December 31, 1998 and 1997......................................  F-6

Notes to consolidated financial statements ...........................  F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Saratoga Beverage Group, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Saratoga Beverage Group Inc. and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                     PricewaterhouseCoopers LLP

Albany, New York
February 26, 1999

                         SARATOGA BEVERAGE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,   DECEMBER 31,
                                                                           1998           1997
                                                                        -----------    -----------
ASSETS
Current Assets:
       Cash and cash equivalents                                        $ 2,576,873    $ 1,567,973
       Short term investments                                                            1,153,915
       Accounts receivable, net of allowance for doubtful
         accounts of $12,955 in 1998 and $150,695 in 1997                   874,821        689,774
       Inventories                                                          473,265        360,670
       Prepaid expenses and other current assets                             32,471         29,993
                                                                        -----------    -----------

            Total current assets                                          3,957,430      3,802,325

Property, plant and equipment, net                                        1,501,953      1,501,030
Deferred financing costs, net                                               911,607         83,415
Note receivable, net of allowance  of $400,000 in 1998                         --          300,000
Deferred acquisition costs                                                  762,890           --
Other assets, net                                                           365,339         18,049
                                                                        -----------    -----------

           TOTAL ASSETS                                                 $ 7,499,219    $ 5,704,819
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
       Accounts payable and accrued liabilities                         $ 1,539,060    $ 1,282,889
       Current portion of obligation under capital lease and note            15,533          6,698
                                                                        -----------    -----------

              Total current liabilities                                   1,554,593      1,289,587

Obligation under capital lease and note                                      54,556          1,208
5% subordinated convertible note                                          1,500,000      1,500,000
                                                                        -----------    -----------

              TOTAL LIABILITIES                                           3,109,149      2,790,795
                                                                        -----------    -----------

Commitments and contingencies

Stockholders' Equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
       Class A common stock, $.01 par value; 50,000,000 shares
         authorized; and 2,676,139 and 2,407,039 shares issued in
         1998 and 1997, respectively                                         26,761         24,070
       Class B convertible common stock, $.01 par value;
         2,000,000 shares authorized;  522,955 and 562,055 shares
         issued and outstanding  in 1998 and 1997, respectively               5,230          5,621
       Paid-in capital                                                    9,953,522      9,346,922
       Accumulated deficit                                               (5,595,443)    (6,462,589)
                                                                        -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY                                    4,390,070      2,914,024
                                                                        -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 7,499,219    $ 5,704,819
                                                                        ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         SARATOGA BEVERAGE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                 YEAR ENDED            YEAR ENDED
                                              DECEMBER 31, 1998     DECEMBER 31, 1997

Total Revenue                                    $ 8,881,242           $ 6,270,691

Cost of Goods Sold, exclusive of depreciation,
   amortization, and equipment lease
   expense shown separately below                  5,522,934             3,762,549
                                                 -----------           -----------

    Gross Profit                                   3,358,308             2,508,142
                                                 -----------           -----------

Operating Expenses:
  Marketing and sales                                764,723               388,709
  General and administration                         935,084             1,033,850
  Depreciation and amortization                      435,564               393,876
  Equipment lease expense                            130,753                11,050
                                                 -----------           -----------
                                                   2,266,124             1,827,545
                                                 -----------           -----------

    Operating Income                               1,092,184               680,597

Other Income (Expense):
  Commission income                                  103,538               126,735
  Interest income                                    169,331                52,259
  Interest expense                                   (80,307)              (47,004)
  Provision for loss on note receivable             (400,000)                    0
                                                 -----------           -----------
        Other Income (Expense), net                 (207,438)              131,990
                                                 -----------           -----------

Income before income taxes                           884,746               812,587
Provision for income taxes                            17,600                 7,959
                                                 -----------           -----------
Net Income                                       $   867,146           $   804,628
                                                 ===========           ===========

Per Share Information:
Basic earnings per share                               $0.27                 $0.28
Diluted earnings per share                             $0.26                 $0.25


The accompanying notes are an integral part of the consolidated financial statements.

                         SARATOGA BEVERAGE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       CLASS A      CLASS B      PAR         PAID-IN     ACCUMULATED     TREASURY
                                        SHARES      SHARES      VALUES       CAPITAL       DEFICIT         STOCK       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1996     1,691,224    1,036,036    $27,273    $9,258,405    $(7,267,217)    $(3,990)    $2,014,471

       Conversion of Class B into
             Class A common stock       473,981    (473,981)
       Issuance of treasury stock                                                                           3,990         3,990
        Exercise of stock options        41,834                     418        75,083                                    75,501
        Issuance of stock warrant                                              22,800                                    22,800
       Exercise of stock warrants       300,000                   3,000                                                   3,000
      Forfeiture and cancellation
               of escrowed shares     (100,000)                 (1,000)                                                 (1,000)
Distribution to minority interest                                             (9,366)                                   (9,366)
                       Net Income                                                             804,628                   804,628
                                     -----------  -----------  ---------  ------------  -------------   ----------  ------------

       Balance, December 31, 1997     2,407,039      562,055     29,691     9,346,922     (6,462,589)       -         2,914,024

       Conversion of Class B into
             Class A common stock        39,100     (39,100)
       Purchase of treasury stock                                                                       (499,500)     (499,500)
     Retirement of treasury stock     (250,000)                 (2,500)     (497,000)                     499,500
        Exercise of stock options        30,000                     300        37,200                                    37,500
       Issuance of Class A shares       450,000                   4,500     1,008,000                                 1,012,500
     Issuance of stock options in
      connection with acquisition                                              58,400                                    58,400
                       Net Income                                                             867,146                   867,146
                                     -----------  -----------  ---------  ------------  -------------   ----------  ------------
       Balance, December 31, 1998     2,676,139      522,955    $31,991    $9,953,522    $(5,595,443)      $-        $4,390,070
                                     ===========  ===========  =========  ============  =============   ==========  ============


The accompanying notes are an integral part of the consolidated financial statements.

                         SARATOGA BEVERAGE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              -----------------     -----------------
                                                                  YEAR ENDED           YEAR ENDED
                                                              DECEMBER 31, 1998     DECEMBER 31, 1997
                                                              -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                  $   867,146          $   804,628
      Adjustments to reconcile net income  to
      net cash provided by operating
      activities:
      Depreciation and amortization                                  435,564              393,876
      Provision for loss on note receivable                          400,000
      Provision for doubtful accounts                                (47,971)              56,874
      Changes in operating assets and liabilities:
        Accounts receivable                                         (137,076)            (348,453)
        Inventories                                                 (112,595)            (177,598)
        Prepaid expenses and other current assets                     (2,478)              (4,566)
        Accounts payable and accrued liabilities                    (737,126)             981,222
                                                                 -----------          -----------
  Net cash provided by operating activities                          665,464            1,705,983
                                                                 -----------          -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (purchase) of short term investments                     1,153,915           (1,153,915)
     Issuance of note receivable                                    (100,000)            (300,000)
     Purchase of property, plant and equipment                      (328,350)            (255,419)
     Deferred acquisition costs                                     (126,452)
     Increase in other assets                                       (347,290)              (3,145)
                                                                 -----------          -----------
  Net cash provided by (used in) investing activities                251,823           (1,712,479)
                                                                 -----------          -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term borrowing                                                  1,500,000
     Payment of deferred financing costs                            (448,000)             (80,750)
     Principal payments on revolving credit facility                                     (300,000)
     Principal payments on capital lease obligations                  10,887               (5,844)
     Proceeds from issuance of common stock                        1,012,500
     Proceeds from exercise of stock warrants                                               3,000
     Proceeds from the exercise of stock options                      37,500               75,501
     Issuance (purchase) of treasury stock                          (499,500)               3,990
     Distribution to minority interest                                                     (9,366)
                                                                 -----------          -----------
  Net cash provided by financing activities                           91,613            1,186,531
                                                                 -----------          -----------
  Increase in cash and cash equivalents                            1,008,900            1,180,035
  Cash and cash equivalents at beginning of period                 1,567,973              387,938
                                                                 -----------          -----------
  Cash and cash equivalents at end of period                     $ 2,576,873          $ 1,567,973
                                                                 ===========          ===========
 SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Income taxes paid                                              $    29,161          $     3,750
                                                                 ===========          ===========
  Interest paid                                                  $    77,380          $     4,873
                                                                 ===========          ===========
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Acquisition of equipment under capital lease and note           $    73,070          $         0
                                                                 ===========          ===========
  Stock options issued in connection with acquisition            $    58,400          $         0
                                                                 ===========          ===========
  Accrued acquisition and financing costs                        $   993,297          $         0
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

The 1998 financial statements include the Company and its wholly-owned subsidiary, Rowale Corp. which was incorporated in the State of Delaware on March 2, 1998. The 1997 financial statements include the Company and its wholly-owned subsidiary, Saratoga Springs Distribution Corporation which was dissolved in July 1997. All significant inter-company balances and transactions have been eliminated.

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

SHORT TERM INVESTMENTS:

Short term investments consist of U.S. Treasury bills and are recorded at fair value.

INVENTORIES:

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out method.

PROPERTY, PLANT, EQUIPMENT AND INTANGIBLE ASSETS:

Property, plant, equipment and intangible assets are carried at cost less allowances for accumulated depreciation and amortization. The cost of properties held under capital leases are equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Significant additions or improvements extending the assets' useful lives are capitalized. Normal maintenance and repair costs are expensed as incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and resulting gain or loss is recognized.

Depreciation is computed by the straight-line method at rates based upon the estimated service life of the various classes of assets (7 to 32 years).

Trademark costs are included in the caption "Other assets." These costs are amortized over 15 years on the straight-line basis. Deferred financing costs related to the 5% subordinated convertible note are amortized over three years, the life of the Note.

Also included in deferred financing costs at December 31, 1998 are costs associated with the acquisition of The Fresh Juice Company, Inc. (see note 12). When intangible assets become fully amortized, the applicable costs and accumulated amortization are removed from the accounts. Also included in other assets is the cost of acquiring shares of Fresh Juice stock by the Company's wholly-owned subsidiary, Rowale Corp.

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

In the year ended December 31, 1998, the Company offset substantially all income taxes through the use of federal income tax loss carryforwards. At December 31, 1998 and 1997 the Company has available approximately $2,774,730 and $3,781,000 respectively of federal income tax loss carryforwards which may be subject to annual limitations on their usage and begin to expire in the year 2008. A tax benefit has not been recognized because a valuation allowance has been recorded for the entire amount of the deferred tax asset related to the net operating loss carryforwards.

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

STOCK-BASED COMPENSATION:

Under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company elected to continue using the intrinsic value method to account for its stock-based compensation plans. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (Note 13).

RECLASSIFICATION:

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

NEW ACCOUNTING STANDARDS:

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. This standard requires companies to disclose certain information regarding comprehensive income and its components (revenues, expenses, gains, and losses) and is required to first be disclosed in annual financial statements for fiscal years beginning after December 15, 1997. The Company requires no additional disclosure under this standard for the year ended December 31, 1998.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard requires companies to disclose certain information regarding operating segments in interim and annual financial statements, and is required to first be disclosed in annual financial statements for fiscal years beginning after December 15, 1997. The Company requires no additional disclosure under this standard for the year ended December 31, 1998 because management operates the business as one segment, the bottling and sales of water to third parties. Management has not yet determined the extent of additional disclosure required in 1999 from the acquisition of The Fresh Juice Company, Inc.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adoption of this accounting standard.

2.  EARNINGS PER SHARE

     The calculation of earnings per share is as follows:

                                             1998               1997
                                             ----               ----


Numerator

Net income (loss)                          $867,146 Basic      $804,628 Basic

Impact of potential common shares:
             Interest expense on 5%
             subordinated convertible
             note                            75,000              41,485
                                           --------            --------

                                           $942,146 Diluted    $846,086 Diluted
                                           ========            ========



Denominator
     Weighted-average
     outstanding shares                   3,166,327 Basic    2,924,589  Basic
     Impact of potential common shares:
              Stock options                  74,282             27,280
              Convertible debt              428,571            428,571
                                          ---------          ---------

                                          3,669,180 Diluted  3,380,440  Diluted
                                          =========          =========

Outstanding warrants and options for 230,158 and 440,358 shares of stock in 1998 and 1997 respectively were not included in the calculation of earnings per share because they were considered to be anti-dilutive. Additionally, the Company issued 2,133,553 shares of Class A common stock in connection with its acquisition of Fresh Juice in January, 1999 which are not included in this calculation.

3.   INVENTORIES

Inventories consist of the following:

                                     1998            1997
                                     ----            ----

     Raw Materials                 $152,459        $115,863
     Finished Goods                 320,806         244,807
                                  ---------       ---------

     Total Inventories             $473,265        $360,670
                                  =========       =========

4.   PROPERTY, PLANT, AND EQUIPMENT

Balances of major classes of assets and allowances for depreciation and amortization, are as follows:

                                                1998             1997
                                                ----             ----
     Land                                      $303,892          $303,892
     Building                                   718,265           493,221
     Machinery & equipment                    2,340,635         2,153,555
     Computer equipment                          71,946            60,586
     Furniture & fixtures                       121,198           107,249
     Equipment under capital lease               62,814            18,974
     Construction in progress                     3,717           83,570
                                            ------------      ------------
                                              3,622,467         3,221,047
     Less:

     Accumulated depreciation               (2,110,450)       (1,715,273)
     Accumulated amortization
       equipment under capital lease           (10,064)           (4,744)
                                            ------------      ------------
                                             $1,501,953        $1,501,030
                                            ============      ============


Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 1998 and 1997 was $400,497 and $372,786 respectively.

5.   NOTE RECEIVABLE

On December 23, 1997 the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company agreed to loan Onyx a maximum of $800,000 (the "Loan") for working capital and general business purposes. As of December 31, 1998 the Company had loaned and advanced to Onyx a sum of $400,000. The Onyx loan is collateralized by all assets of Onyx.

Interest on the principal amount of the note at a per annum rate equal to the greater of (i) eight percent (8%) or (ii) the Prime Rate plus one percent (1%) as in effect on the first day of the calendar quarter for which such interest shall accrue is payable in arrears quarterly on the first day of each calendar quarter, beginning on April 1, 1998. At December 31, 1998, the interest rate was 9.25%.

$300,000 of the principal amount outstanding under the Onyx note shall become due and payable in full on December 23, 2001 and the remaining unpaid principal amount outstanding under the Onyx note shall be come due and payable in full on December 23, 2000. In addition, the Company has a ten year warrant to purchase 35% of outstanding stock of Onyx for 100,000 shares of the Company's Class A common stock.

At December 31, 1998 the Company recorded an allowance of $400,000 for the Onyx note receivable. Interest receivable from Onyx in the amount of $9,250 for the 1998 December quarter has not been paid to the Company as of March 15, 1999 and the Company has declared a default under the Onyx Note. The Company will continue to monitor the note receivable and to pursue collection of the Onyx note receivable.

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

On January 31, 1997, the Company and Triarc Companies, Inc. ("Triarc") terminated their credit agreement. As consideration for terminating the agreement and canceling certain warrants, Saratoga paid the $300,000 outstanding principal balance on the revolving credit facility plus accrued interest through January 30, 1997 and issued 300,000 shares of Class A common stock to Triarc for $0.01 per share.

7.   COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under capital leases and non-cancelable operating leases at December 31, 1998 are:

 Year Ended                   Operating Leases       Capital Leases
 ----------                   ----------------       --------------
 1999                             $130,754              $11,870
 2000                              130,754               10,641
 2001                              130,754               10,641
 2002                              130,754               10,641
 2003                              130,754                5,764
 Thereafter                        119,858
                             -------------------------------------

                                 $773,628                49,557
                             ================
 Less
 Implicit Interest                                       (8,172)
                                                     -------------
                                                        $41,385
                                                     =============

Rental expense for the years ended December 31, 1998 and December 31, 1997 was $130,754 and $17,223, respectively.

In June 1993, the Company entered into an employment agreement with its president and chief executive officer providing for annual compensation of $125,000. The agreement provided for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit in each contract year. On January 28, 1999, the Company entered into a new four year employment agreement with its president, chief executive officer and chairperson of the Board (and a director), providing for annual compensation of $200,000. The compensation committee of the Company Board shall set goals on an annual basis for the Executive's performance as an officer of the Company, and shall cause the Company to pay to an annual bonus in addition to the Salary based on the achievement by the Executive of such goals. Non-qualified stock options to purchase 300,000 shares of Class A common stock were issued at a price of $2.438 per share as part of this agreement and shall vest over a three year period from the date of grant at a rate of 33% per year, commencing with the first anniversary of the date of grant. Executive's vested stock options shall be exercisable for a period of ten (10) years from the date of issuance.

8. RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1997, the Company's cash and cash equivalent balance includes approximately $2,506,177 and $2,487,000 respectively in a money market account and short term investments with Dean Witter Reynolds, Inc. A principal stockholder of the Company is an officer of Dean Witter Reynolds, Inc.

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

10. COMMON STOCK

The Class A common stock and the Class B common stock are identical, except that the holder of each share of Class A common stock is entitled to one vote, and the holder of each share of Class B common stock is entitled to five votes on each matter submitted to stockholder vote. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Subject to certain limited exceptions, each share of Class B common stock will automatically be converted into one share of Class A common stock upon any sale or transfer thereof or upon the death of the Class B common stockholder. At December 31, 1998, 522,955 shares of class A common stock are reserved for issuance upon conversion of Class B shares.

11.  STOCK OPTIONS AND WARRANTS

In June 1993, the Board of Directors of the Company approved the adoption of the Saratoga Spring Water Company 1993 Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provided for the issuance of options covering up to 466,000 shares of Class A common stock (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events) and Stock Appreciation Rights in tandem with options. Generally, Stock Appreciation Rights will be subject to the same terms and conditions as options. Options may be granted under the 1993 Stock Option Plan to employees, officers or directors of, and consultants and advisors to the Company.

On December 12, 1995 the shareholders of the Company approved an amendment to the 1993 Stock Option Plan increasing the number of shares available for issuance from 466,000 to 616,000.

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or non qualified stock options. The purchase price of the Class A common stock made subject to an option shall be determined by the Compensation Committee at the time of grant, provided that the purchase price of incentive stock options may not be less than the fair market value of the Company's Class A common stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Compensation Committee, provided that no option may be exercised after ten years and one day from the date of grant (ten years in the case of an incentive stock option). To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non qualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant. Generally, options vest over a three year period unless the Compensation Committee accelerates such provisions.

Furthermore, under the 1993 Stock Option Plan, directors who are not also employees of the Company receive an Option ("Initial Option") to purchase 2,000 shares of Class A common stock upon their initial election to the Board of Directors, exercisable at the fair market value on the date of grant. On June 23, 1993, each person who was then a non-employee director received 2,000 options ("IPO Options"), at an exercise price of $5.00 per share. These options are exercisable as to 33 1/3% of the shares subject thereto on the date of grant, and as to 33 1/3% on each of the following two anniversaries of such date of grant. In addition, on the date of each annual meeting of stockholders held subsequent to January 1, 1994, each qualified director will automatically receive options ("Annual Options") to purchase 2,000 shares of Class A common stock exercisable 50% per year over a period of two years beginning on the date of grant, at the fair market value of the Class A common stock on the date of grant. The Company intends to seek stockholder approval at the 1999 annual meeting of stockholders to retroactively, as of June 29, 1998, terminate this provision of the 1993 Stock Option Plan, given the approval of the 1998 Stock Option Plan (as hereinafter defined).

Generally, options granted to directors under the 1993 Stock Option Plan will terminate three months after the date of the director's termination, resignation or retirement from the Board of Directors of the Company, but in no event after the option has expired by its terms. If any option granted under the 1993 Stock Option Plan should expire or become unexercisable for any reason without having been exercised in full, the unpurchased shares will become available for further grant under the Stock Option Plan.

At the annual meeting of stockholders held on October 28, 1998 the Saratoga Beverage Group, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan") was approved. The 1998 Stock Option Plan provides for the issuance of options covering up to 900,000 shares of Class A Common Stock or Class B Common Stock (collectively "Shares") (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the 1998 Stock Option Plan to employees, officers or directors of the Company. The 1998 Stock Option Plan will be administered by the Stock Option Committee of the Board (the "Committee").

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) ("ISOs") or non-qualified stock options ("NQSOs"). The purchase price of the Shares made subject to an option shall be determined by the Stock Option Committee at the time of grant, provided that the purchase price of incentive stock options may not be, and the price of non-qualified options generally will not be, less than the fair market value of the Class A Common Stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Stock Option Committee, which will generally provide that no option may be exercised after ten years from the date of grant. If an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the ISO cannot exceed five years from the date of grant.

Non-employee directors and key employees (defined as full-time employees) of the Company or any future Subsidiary Corporation (as defined in the 1998 Stock Option Plan) of the Company are eligible to participate in the 1998 Stock Option Plan; provided, however, that ISOs may only be granted to employees of the Company or a Subsidiary Corporation. Each non-employee director of the Company on January 1 of a year during the term of the 1998 Stock Option Plan will automatically receive options to purchase 5,000 shares of

Class A common stock at the fair market value of the Class A common stock on the date of grant.

Any one optionee may not be granted options to purchase in excess of 300,000 shares of Common Stock during any fiscal year of the Company; provided, however, that the Committee may adopt procedures for the counting of shares relating to any grant of options to ensure appropriate counting, avoid double counting and provide for adjustments in any case in which the number of shares actually distributed differs from the number of shares previously counted in connection with such grant; provided further, however, that the options granted under the 1993 Plan shall not be treated as outstanding.

The following relates to stock options outstanding at December 31, 1998:

                                            OUTSTANDING                                 EXERCISABLE
                         --------------------------------------------------------------------------------------
                                                               WEIGHTED                            WEIGHTED
                                              WEIGHTED          AVERAGE                            AVERAGE
   EXERCISE                NUMBER OF        AVERAGE LIFE       EXERCISE          NUMBER OF         EXERCISE
 PRICE RANGE                 SHARES             (A)              PRICE            SHARES            PRICE
---------------------------------------------------------------------------------------------------------------
$0.94 -- 2.50              367,062               7.6            $2.23             201,062           $2.24
$2.51 -- 5.00              209,158               6.9             3.19             204,158            3.21
$7.51 -- 10.00               1,000               4.9             8.75               1,000            8.75
                             -----                                                  -----
    Total                  577,220               7.4             2.59             406,220            2.74
                           =======                                                =======

     (a) Average remaining contractual life in years.

The following activity occurred during 1998 and 1997 with respect to options granted under the stock option plans:

                                               1998                                   1997
                                 ---------------------------------     -----------------------------------
                                                WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                    SHARES       EXERCISE PRICE         SHARES          EXERCISE PRICE
                                 -------------------------------------------------------------------------
Outstanding on January 1            359,839         $5.02              444,006              $4.32
Granted at fair value               437,501          2.37               15,423               2.59
Exercised                            30,000          1.25               41,834               1.78
Expired                             190,120          6.74               57,756               1.29
                                 -----------                           -------
Outstanding on December 31          577,220          2.59              359,839               5.02
                                                                       =======
                                 ===========
Exercisable on December 31          406,220          2.74              349,791               5.09
                                 ===========                           =======


Shares available for grant were 853,436 and 200,817 at December 31, 1998 and December 31, 1997, respectively.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation expense has been recognized for employee option grants. Non-employee option grants of 30,000 options with an estimated fair value of $58,400 have been included in deferred acquisition costs and will be included in the determination of the purchase price of Fresh Juice. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates, for awards under the plan, the Company's net income and net income per share would have been reduced as follows:

         YEAR ENDED DECEMBER 31              1998                 1997
------------------------------------------------------------------------------
Net income (loss)
    As reported                            $867,146              $804,628
    Pro forma                              $465,148              $781,970
Earnings per share
    Basic EPS as reported                     $0.27                 $0.28
    Diluted EPS as reported                   $0.26                 $0.25
    Pro forma Basic EPS                       $0.15                 $0.27
    Pro forma Diluted EPS                     $0.13                 $0.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively; dividend yields of 0 percent for both years; expected volatility of 88.9 percent for 1998 and
103.0 percent for 1997; risk-free interest rates of 5.6 and 6.0 percent for 1998 and 1997 respectively; and expected lives of five years for both years. The weighted-average fair value of options granted was $2.36 and $2.59 for the years ended December 31, 1998 and 1997, respectively. The impact of SFAS No. 123 may not be representative of the effect on future years because options vest over several years and additional option grants may be made each year.

In connection with the Company's initial public offering, the Company's underwriter, D.H. Blair Investment Banking Corp. received a total of 120,000 common stock purchase warrants exercisable over four years, commencing one year after the effective date of the public offering. These warrants expired June 22, 1998.

12. EMPLOYEE BENEFIT PLAN

On April 1, 1998 the Company adopted a 401(k) Profit Sharing Plan which provides for an employee salary deferral contribution and Company contributions. Employees are permitted to contribute a percentage of their compensation as defined by the Plan Documents. The Company contributes for each participant a matching contribution equal to 50% of the participant's "eligible contributions." The Company may or may not contribute an additional amount of matching contributions determined by the Company at its discretion. Total Company contributions for 1998 were $11,691.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS:

The carrying amount of cash and cash equivalents at December 31, 1998 and 1997 was $2,576,873 and $1,567,973, respectively, which approximates fair value because of the short maturity of those financial instruments. The short-term investments of $1,153,915 at December 31, 1997 included two United States Treasury Bills due May 21, 1998 and November 12, 1998 with a yield to maturity of 5.3770%.

DEBT:

The carrying amount of short-term debt, including capital lease obligations, at December 31, 1998 and 1997 was $15,533 and $6,698 respectively, which approximates fair value. The carrying amount of long-term debt at December 31, 1998 and 1997 was $1,554,556 and $1,501,208 respectively which approximate fair value. The fair value of these financial instruments was based on the Company's current borrowing rates for similar types of borrowing arrangements.

14.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. At December 31, 1998 and 1997, approximately $2,506,122 and $113,000 of cash was on deposit at financial institutions in excess of Federal deposit insurance limits.

Revenue from the Company's largest distributor, for the years ended December 31, 1998 and 1997 was 20% and 15% of total revenues, respectively. For the years ended December 31, 1998 and 1997 32% and 36% of total revenues were generated from co-packing. One co-packing customer represents 19% and

22% of total revenue for the years ended December 31, 1998 and 1997, respectively.

In June 1997, the Company entered into a three-year master distribution agreement whereby the Company was granted the exclusive right and license to act as the master distributor of certain products in the United States until June 2000. The Company receives a minimum commission of $1.00 per case for each case of products sold. The Company is responsible for collecting the receivables from customers and remitting payments to vendors. At December 31, 1998 $155,494 was included in accounts receivable and $115,423 in accounts payable and accrued liabilities, related to this agreement.

15.  ACQUISITION OF THE FRESH JUICE COMPANY, INC. (Unaudited)

On January 29, 1999, the Company acquired The Fresh Juice Company, Inc. ("Fresh Juice"). Fresh Juice produces, markets and sells fresh squeezed and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages nationally under the brand names "Just Pik't", "Fresh Pik't", "Florida Pik't", "Ultimate" and "Hansen's". The majority of the juice produced by Fresh Juice is fresh squeezed orange juice. The transaction was accounted for as a purchase. The purchase price of $21.7 million was comprised of cash of approximately $16.4 million and 2,133,553 shares of Saratoga Class A common stock. The cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. Preliminary estimates anticipate that the purchase price exceeded the fair value of net assets acquired by approximately $15.1 million, which is being amortized on a straight-line basis over 25 years.

The following summarized unaudited proforma financial information for the years ended December 31, 1998 and 1997 assumes the acquisition had occurred on January 1 of each year:

PRO FORMA INFORMATION

(in millions, except per share data)              1998        1997
----------------------------------------------------------------------
Net sales                                        $46.5        $47.7
Net (loss)                                        (1.3)        (0.3)
(Loss) per share
  Basic and fully diluted                        ($0.25)      ($0.06)
----------------------------------------------------------------------

These amounts include Fresh Juice's results for years ended November 30 and the Company's results for years ended December 31, 1998 and 1997 after giving effect to certain proforma adjustments. Proforma information includes adjustments for interest expense that would have been incurred to finance the acquisition, amortization of goodwill acquired in the acquisition, increase in inventory and cost of goods sold to fair value, and adjustments to record income taxes at the expected effective rate. The proforma information does not include any adjustment for depreciation of the fair value of plant and equipment because the fair value has not yet been determined. The proforma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired business operated as part of the Company for the years ended December 31, 1998 and 1997.

Future minimum operating and capital lease commitments for Fresh Juice through 2007 approximate $3,600,000.

INDEX TO EXHIBITS

Exhibit                                                                 No.
-------------------------------------------------------------------------------
NationsBank NA Credit Agreement dated January 29, 1999                  25.1

Robin Prever Employment Agreement                                       25.2