Form 10-Q
period 1999-03-31
SARATOGA BEVERAGE GROUP INC
filed 1999-05-17
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549


                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                COMMON STOCK - 4,809,692 SHARES OF CLASS A COMMON
                  STOCK, $.01 PAR VALUE, AND 522,955 SHARES OF
                      CLASS B COMMON STOCK, $.01 PAR VALUE,
                      WERE OUTSTANDING AS OF MARCH 31, 1998

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                 YES_____ NO X

                         THIS DOCUMENT CONTAINS 18 PAGES

                                   FORM 10-QSB

                                      INDEX

                                                                                                        PAGE NUMBER
                                                                                                        -----------
                         PART I - FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL  STATEMENTS

               CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED) AND AS OF DECEMBER               1
               31, 1998

               CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE                   2
               MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999               3
               AND 1998 (UNAUDITED)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                       4-6

ITEM 2         MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                  7-12
               OPERATIONS


                                         PART II - OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS                                                                             13

ITEM 2         CHANGES IN SECURITIES                                                                         13

ITEM 3         DEFAULTS UPON SENIOR SECURITIES                                                               13

ITEM 4         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                            13

ITEM 5         OTHER INFORMATION                                                                             13

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K                                                            14-17

               SIGNATURES                                                                                    18

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,             DECEMBER 31,
                                                                                             1999                   1998
                                                                                             ----                   ----
                                                                                          (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                              $    906,911           $  2,576,873
   Accounts receivable, net of allowance for doubtful
     accounts of $12,955 in 1999 and 1998                                                    5,723,495                874,821
   Inventories                                                                               4,112,800                473,265
   Income taxes receivable                                                                     772,427
   Prepaid expenses and other current assets                                                   336,331                 32,471
                                                                                          ------------           ------------

          Total current assets                                                              11,851,964              3,957,430

Property, plant and equipment, net                                                           7,005,884              1,501,953
Note receivable                                                                                 90,349
Deferred financing costs, net                                                                  883,059                911,607
Deferred acquisition costs                                                                                            762,890
Goodwill, net of accumulated amortization                                                   17,266,992
Other intangibles, net of accumulated amortization                                             770,849
Other assets, net                                                                              151,360                365,339
                                                                                          ------------           ------------

          TOTAL ASSETS                                                                    $ 38,020,457           $  7,499,219
                                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                               $  6,428,294           $  1,539,060
   Short-term debt and current portion of obligation under capital lease                       314,562                 15,533
   Other current liabilities                                                                    43,377
                                                                                          ------------           ------------

          Total current liabilities                                                          6,786,233              1,554,593

Long-term debt, net of current installments                                                 19,498,761                 54,556
Other liabilities                                                                              525,507



5% subordinated convertible note                                                             1,500,000              1,500,000

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares authorized; 4,809,692 and 2,646,139 shares issued and
     outstanding in 1999 and 1998, respectively                                                 48,097                 26,761
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 522,955 and 522,955 shares issued and
     outstanding in 1999 and 1998, respectively                                                  5,230                  5,230
Paid-in capital                                                                             15,266,069              9,953,522
Accumulated deficit                                                                         (5,609,440)            (5,595,443)
                                                                                          ------------           ------------

        TOTAL STOCKHOLDERS' EQUITY                                                           9,709,956              4,390,070
                                                                                          ------------           ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 38,020,457           $  7,499,219
                                                                                          ============           ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                                            THREE MONTHS           THREE MONTHS
                                                                                ENDED                 ENDED
                                                                              MARCH 31,             MARCH 31,
                                                                                1999                  1998
                                                                                ----                  ----
TOTAL REVENUE                                                                $ 9,639,794           $ 1,693,155

COST OF GOODS SOLD, EXCLUSIVE OF DEPRECIATION,
   AMORTIZATION, AND EQUIPMENT LEASE EXPENSE SHOWN SEPARATELY BELOW            7,133,567             1,017,492
                                                                             -----------           -----------


   GROSS PROFIT                                                                2,506,227               675,663
                                                                             -----------           -----------



OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE                                         1,864,191               373,463
   DEPRECIATION, AMORTIZATION AND EQUIPMENT LEASE EXPENSE                        337,559               138,480
                                                                             -----------           -----------

                                                                               2,201,750               511,943
                                                                             -----------           -----------

    OPERATING INCOME                                                             304,477               163,720
                                                                             -----------           -----------


OTHER INCOME (EXPENSE):
   INTEREST INCOME                                                                30,809                52,270
   INTEREST EXPENSE                                                             (334,844)              (19,709)
   NET GAIN (LOSS) ON DISPOSAL OF EQUIPMENT                                        3,429
   OTHER INCOME (EXPENSE)                                                         12,132                31,684
                                                                             -----------           -----------
          OTHER (EXPENSE) INCOME, NET                                           (288,474)               64,245
                                                                             -----------           -----------

INCOME BEFORE INCOME TAXES                                                        16,003               227,965
PROVISION FOR INCOME TAXES                                                        30,000                   928
                                                                             -----------           -----------
   NET (LOSS) INCOME                                                         $   (13,997)          $   227,037
                                                                             ===========           ===========

ACCUMULATED DEFICIT:
   BEGINNING OF PERIOD                                                       $(5,595,443)          (6,462,589)
                                                                             -----------           -----------
   END OF PERIOD                                                             $(5,609,440)          $(6,235,552)
                                                                             ===========           ===========

PER SHARE INFORMATION:
   BASIC EPS                                                                 $      0.00           $      0.07
   DILUTED EPS                                                               $      0.00           $      0.07

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months          Three Months
                                                                       Ended                 Ended
                                                                      March 31,             March 31,
                                                                        1999                  1998
                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss) Income                                                $    (13,997)          $    227,037
   Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                         333,999                105,792
   Provision for doubtful accounts                                                                2,999
   Gain on disposal of fixed asset                                        (3,429)
   Changes in operating assets and liabilities:
     Accounts receivable                                                (490,304)              (861,581)
     Inventories                                                        (328,711)               (41,161)
     Prepaid expenses and other current assets                           (24,696)                (4,224)
     Accounts payable and accrued liabilities                         (1,578,361)                15,433
                                                                    ------------           ------------

Net cash used  by operating activities                                (2,105,499)              (555,705)
                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition, net of cash acquired                                 (13,689,278)
   Purchase of short term investments                                                           (22,166)
   Proceeds (Issuance) notes receivable                                  200,280                (50,000)
   Purchase of property, plant and equipment                            (250,922)                (8,159)
   (Increase) in other assets                                                                  (173,419)
                                                                    ------------           ------------

Net cash used in investing activities                                (13,739,920)              (253,744)
                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                 18,269,053
   Principal payments on debt                                         (4,093,596)                (1,589)
   Proceeds from issuance of Class A common stock                                             1,012,500
   Purchase of treasury stock, at cost                                                         (162,000)
                                                                    ------------           ------------

Net cash provided by  financing activities                            14,175,457                848,911
                                                                    ------------           ------------

(Decrease) Increase in cash and cash equivalents                      (1,669,962)                39,462
Cash and cash equivalents at beginning of period                       2,576,873              1,567,973
                                                                    ------------           ------------

Cash and cash equivalents at end of period                          $    906,911           $  1,607,435
                                                                    ============           ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The accompanying 1999 financial statements include the Company and its wholly-owned subsidiary. The Fresh Juice Company, Inc. ("Fresh Juice") which was acquired on January 29, 1999. The 1999 financial statements include three months of financial information for Saratoga and February and March for Fresh Juice. All significant inter-company accounts have been eliminated in consolidation.

         PER SHARE DATA

         Earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

         RECLASSIFICATION

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2.   EARNINGS PER SHARE
     The calculation of earnings per share is as follows:

                                                                     1999                        1998
                                                                     ----                        ----
     Numerator
     Net income (loss)                                             $(13,997)    Basic            $227,037        Basic

     Impact of potential common shares:
                  Interest expense on 5%
                   subordinated convertible
                   note                                              12,750                        18,750
                                                                  ----------                    ---------

                                                                   $ (1,247)    Diluted          $245,787        Diluted
                                                                   ========                     ========



Denominator
     Weighted-average

     outstanding shares                                           5,332,647     Basic           3,160,761        Basic

     Impact of potential common shares:
                   Stock options                                         --                       129,801
                   Convertible debt                                 428,571                       428,571
                                                                  ----------                    ---------

                                                                  5,761,218     Diluted         3,719,133        Diluted
                                                                   ========                     ========


         (1) Outstanding warrants and options for 1,255,220 and 440,358 shares of stock for the three months ended March 31, 1999 and March 31, 1998 were not included in the calculation of earnings per share because they were considered to be anti-dilutive.




3.       INCOME TAX

         The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement and tax basis of existing assets and liabilities.

         In the three months ended March 31, 1999 and 1998, the Company offset substantially all income taxes through the use of net operating loss carryforwards. A full valuation allowance has been established against the Company's net deferred tax assets.



4.       ACQUISITION

         On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Fresh Juice's results are in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $20,800,000, which includes costs of acquisition. The aggregate purchase price, which was financed through a term loan and revolving credit facility, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $17,400,000 and is being amortized over 30 years. Final allocations to assets and liabilities will be made as additional information is received.

The following summarized unaudited proforma financial information for the quarters ended March 31, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year:


PRO FORMA QUARTER ENDED
(in thousands, except per share data)                         March 31, 1999            March 31, 1998
------------------------------------------------------------------------------------------------------
Net sales                                                       $ 11,798                   $ 11,097
Net income (loss)                                                     82                        (18)
Net income (loss) per share
  Basic and fully diluted  EPS                                  $    .02                   $   --
------------------------------------------------------------------------------------------------------

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.


5.       NEW ACCOUNTING STANDARDS

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

         Effective December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates the Company.

         The Company's products include spring and mineral water products, fresh juice and fresh frozen juice products, and smoothies, a blend of juices, berries, and fruit purees. The Company's manages its nationwide beverage business as one segment engaged in the bottling, marketing, and distribution of its products.

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


BUSINESS

GENERAL
The Company is primarily engaged in the bottling, marketing and distribution of spring and mineral water products and in packaging products for others ("co-packing"). The Company's product line currently includes: sparkling spring water, sparkling essence-flavored spring water products, non-carbonated spring water and non-carbonated spring water with fruit flavors. All of the Company's water products are marketed as premium domestic bottled water primarily under the proprietary brand name "Saratoga." The Saratoga brand name has been in existence for 127 years.

The Company had been owned over the years by Anheuser-Busch and, most recently, Evian Waters of France, a division of BSN, S.A. In 1992 the Company was organized and acquired the assets of its business from BSN, S.A.. Since that time, the Company has undertaken the task of rebuilding a distribution network and customer base for the Saratoga brand beverage products.

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

On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). Fresh Juice manufactures, markets and distributes fresh squeezed and frozen fresh squeezed citrus juices, fresh squeezed organic juices, fresh fruit smoothies (blends of juices and purees) and other non-carbonated beverages marketed under the labels "Fresh Pik't," "the Fresh Juice Company," "Hansen's ," "The Ultimate Juice" and "Just Pik't."

In the merger, each holder of a share of Fresh Juice common stock was exchanged for $2.244 per share in cash and 0.33 shares of Class A common stock of the Company. In the aggregate, the stockholders of Fresh Juice received approximately $14.3 million in cash and approximately 2.14 million shares of Class A common stock of the Company valued at $2.50 per share for a total purchase price of approximately $20.8 million including acquisition costs.

The transaction was accounted for as a purchase. The cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The excess purchase price over the fair value of net assets acquired in the amount of $17.4 million is being amortized on a straight-line basis over 30 years.

The majority of the juice produced by Fresh Juice is fresh squeezed orange juice. The only ingredient used to produce "Just Pik't", "Fresh Pik't", Florida Pik't", "Ultimate" and "Hansen's" orange and grapefruit juice is fresh citrus fruit. Similarly, "Hansen's" and "Just Pik't" smoothies are made with a blend of orange juice, apple juice, bananas, berries and other fruit purees. The Company is uniquely positioned as one of the only national fresh juice companies with bi-coastal facilities (California and Florida).

 The market for orange juice and fruit beverages is highly competitive and is dominated by major companies such as PepsiCo Inc.("Tropicana") and The Coca-Cola Company ("Minute Maid"). Presently the major orange juice companies are primarily involved in the production of chilled pasteurized juice and frozen or reconstituted concentrate juice. The Company views its niche in the fruit beverage industry as a producer, distributor and marketer of fresh squeezed, minimally processed juices and juice-based beverages. The Company's largest competitors are Odwalla, Inc. and California Day Fresh, a subsidiary of Chiquita. The Company anticipates that sales in the fresh juice industry will grow as a result of consumer trends towards natural products, increased health and fitness consciousness. The Company believes it can continue to grow its natural and organic juice business.

PRODUCTS
The main product lines sold under the Saratoga label include various types of bottled water: sparkling spring water, sparkling essence-flavored spring water, and natural non-carbonated spring water. The Company's bottled water is sold in both PET recyclable bottles in sizes ranging from one-half liter to 5 gallon, and cobalt glass bottles in 12 ounce and 28 ounce sizes.

The company also markets a line of flavored spring water beverages under the name Saratoga Splash. Saratoga Splash is a non-carbonated fruit flavored spring water product. It currently is available in six flavors: Lemon Frost, Orange Twist, Strawberry Mist, Blueberry Burst, Grapes Galore, and Raspberry Rush. The Company recently commenced operations in the home and office 5 gallon business.

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

The fresh juice products include fresh squeezed and frozen fresh squeezed citrus juices, organic fresh squeezed juices, fresh fruit smoothies, vitamin and herb fortified smoothies, and other non-carbonated beverages. The juice product lines are sold in a variety of sizes ranging from 8 ounces to one gallon. Smoothies are sold primarily in 16 ounce sizes.



RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three month periods ended March 31, 1999 and 1998.


REVENUE
Total revenue for the three month period ended March 31, 1999 was $9,639,794, an increase of $7,936,639 from revenue of $1,693,155 for the comparable period in 1998. Revenue from the acquisition of Fresh Juice was $7,842,269. The increase in revenue exclusive of the acquisition was primarily attributable to an increase in branded product sales.


GROSS PROFIT MARGINS
The gross profit margin was 26% and 40%, respectively, for the three month periods ended March 31, 1999 and 1998. The overall decrease in gross profit margin is attributable to Fresh Juice which incurs higher cost of goods as a result of the raw material costs associated with production of fresh juice. In addition, the gross profit margin has been reduced by approximately $200,000 resulting from purchase accounting for the acquisition.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $1,864,191, representing 19.3% of revenue, and $373,463, or 22.1% of revenue, for the three month periods ended March 31, 1999 and 1998. Selling, general and administrative expenses related to the acquisition of Fresh Juice from January 29, 1999 through March 31, 1999 were approximately $1,500,000. The remaining increase in selling, general and administrative expenses was due to increased resources utilized to grow the business, including increased customer promotions and incentive sales programs.

OTHER INCOME (EXPENSE)
For the three month period ended March 31, 1999, the Company reported other expense, net of $288,474 as compared to other income, net of $64,245 reported for the three months ended March 31, 1998. Interest income decreased primarily due to a reduction in cash used in connection with the Fresh Juice acquisition. Interest expense increased due to increased interest expense associated with the debt financing associated with the acquisition.



LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1999, the Company's working capital was $5,065,731, including cash and cash equivalents of $906,911. For the three months ended March 31, 1999 and 1998, cash flows used in operations were $2,105,499 and $555,705, respectively.

In connection with the merger, the Company consummated a financing with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The financing constituted the source of the funds for the acquisition. Availability under the Revolver shall be reduced in $750,000 amounts, the first such reduction occurring on the last business day of the 27th month after January 29, 1999 and each quarterly anniversary thereafter until the revolver maturity date. The revolver will terminate and all amounts outstanding thereunder will be due and payable five years following closing. The term loan facility reduces with eight equal quarterly payments of $1,000,000 the first such payment being due on the last business day of the 63rd month following January 29, 1999 and subsequent payments due on each succeeding quarterly anniversary. The term loan will terminate seven years following closing. The interest rate on the revolving credit facility may be elected from two interest rate bases: Floating rate (Federal Funds rate plus 50 basis points or prime rate) or reserve-adjusted Eurodollar rate. The Eurodollar rate will be determined by adding a margin of 100 basis points to the floating rate or 250 basis points to the Eurodollar rate, in both instances using a 360 day basis. At all times the interest rate on the term loan will be calculated as the Eurodollar rate plus 350 basis points, using a 360 day basis. Within one year from January 29, 1999 the Company is required to enter into interest rate hedging agreements to fix or limit its interest rate risk exposure on not less than forty percent of the drawn amount of the facilities and for a term of not less than 3 years. The debt agreement includes administrative and financial covenants, including consolidated leverage ratio, consolidated fixed charge ratio and consolidated interest charge ratio, all as defined.

The Company has also entered into two swap agreements with NationsBank N.A. On March 1, 1999, a swap for $3,000,000 at a fixed 90-day Libor rate of 5.405% was initiated. Fixed interest is $41,438.33 compared to a variable rate of 5.02% with interest of $38,485.67. A second swap agreement with NationsBank N.A. in the amount of $3,000,000 was entered into on April 28, 1999 at a fixed Libor rate of 5.42% with interest of $41,101.67, compared with a variable rate of 4.99% with interest of $37,888.23.

At March 31, 1999, debt consists primarily of $9,000,000 borrowed under the revolving credit line using the 90-day reserve-adjusted Eurodollar rates plus 250 basis points, ranging from 7.46% to 7.50%, $1,000,000 borrowed under the revolving credit line based on prime plus 100 basis points at a rate of 8.75%, $8,000,000 term loan at a Eurodollar rate plus 350 basis points at a rate of 8.46%, and a 5% subordinated convertible note. Current liabilities include accounts payable and accrued liabilities of $6,428,296 and $314,562 short-term debt and current portion of obligations under capital leases.

On June 12, 1997, the Company issued $1,500,000 principal amount of the Company's 5% Subordinated Convertible Note due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under
Section 4(2) of the Securities Act of 1933. Interest on the unpaid principal amount accrues from the date of issuance at a rate of 5% per annum. Interest becomes due and payable on each of the first, second and third anniversaries. The principal amount of the Note is due and payable on the third anniversary of the Note and is convertible at the option of the holder into shares of Class A common stock at a conversion price of $3.50 principal amount per share. The Note is mandatorily convertible into shares of Class A common stock in the event that the closing price of Class A common stock exceeds $5.25 for three consecutive trading days.

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



PRO FORMA INFORMATION

On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Fresh Juice's results are in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $20,800,000, which includes costs of acquisition. The aggregate purchase price, which was financed though a term loan and revolving credit facility, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $17,400,000 and is being amortized 30 years. Final allocations to assets and liabilities will be made as additional information is received.

The following summarized unaudited proforma financial information for the quarters ended March 31, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year:


PRO FORMA QUARTER ENDED
(in thousands, except per share data)                         March 31, 1999            March 31, 1998
------------------------------------------------------------------------------------------------------
Net sales                                                      $11,798                    $ 11,097
Net income (loss)                                                   82                         (18)
Net income (loss) per share
  Basic and fully diluted  EPS                                 $   .02                    $    ---
------------------------------------------------------------------------------------------------------


The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.


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

Cost
The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems and has prepared a plan for year 2000 compliance. The Company estimates that the cost to modify its management information systems to become year 2000 compliant and to rebuild its network systems will be approximately $100,000. Such modification is expected to be completed and tested prior to December 31, 1999.

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

Contingency Plans
Given that modification to its management information systems (MIS) is expected to be completed and tested by December 31, 1999, the Company has not prepared a contingency plan pertaining to its information systems. We have been advised that (MIS) can be brought into compliance by purchasing software "patches" in the event that the Company has not completed the modification of its MIS to become year 2000 compliant by December 31, 1999. The Company is in the process of developing a contingency plan based on its evaluation of significant suppliers and customers in regard to year 2000 compliance. The contingency plan includes the identification of backup suppliers and broadening the customer base.



OPERATING SEGMENTS and GEOGRAPHIC AREAS

Effective December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates the Company.

The Company's products include spring and mineral water products, fresh juice and fresh frozen juice products, and smoothies, a blend of juices, berries, and fruit purees. The Company's manages its nationwide beverage business as one segment engaged in the bottling, marketing, and distribution of its products.


NEW ACCOUNTING STANDARDS


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

         NONE.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE.


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on January 27, 1999. The purpose of the special meeting was to approve the Restated Agreement and Plan of Merger, dated as of October 13, 1998, by and among the Company, Rowale Corp. and Fresh Juice Company and related transactions, including the issuance of up to 2,133,553 shares of Saratoga's Class A common stock in the Fresh Juice acquisition.



ITEM 5 - OTHER INFORMATION

         NONE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

1.  Exhibits included herein:

         a)  Exhibits and Index

Exhibit No.
2.1(1)              (P)      Agreement and Plan of Merger
3.1(1)              (P)      Restated Certificate of Incorporation of the Company
3.2(1)              (P)      By-Laws of the Company
3.3(09)                      Amendment to By-Laws of the Company
4.1(1)              (P)      Specimen of Class A Common Stock Certificate
9.1(10)                      Restated Voting, Standstill and Proxy Agreement dated as of October 13, 1998
10.2(1)+            (P)      Form of the Saratoga Spring Water Company 1993 Stock Option Plan
10.4(1)+            (P)      Letter Agreement between the Company and Owens-Brockway Glass Containers
10.3(2)+            (P)      Consulting Agreement entered into by the Company and Leonard Toboroff
10.1(11)+                    Employment Agreement entered into by the Company and Robin Prever dated January 28, 1999
10.7(2)             (P)      Distribution Agreement, dated March 25, 1993, by and between Joseph Victori Wines, Inc. and
                             JNJ Distributors, Inc.
10.5(2)             (P)      Partnership Agreement, dated July 21, 1993, by and between JNJ Distributors, Inc. and
                             Saratoga Springs Distribution Corp., as amended by Amendment of Partnership Agreement hereto dated November 9, 1993
10.6(2)             (P)      Stock Agreement, dated July 21, 1993, by and between JNJ Distributors, Inc. and Saratoga
                             Spring Water Company
10.8(3)             (P)      Cott Co-pack Agreement dated as of June 8, 1995
10.9(4)                      Manufacturing and Distribution Agreement, dated as of July 23, 1996, by and between the
                             Company and Mistic Brands, Inc.
10.10(5)                     Bottling Agreement, dated April 16, 1997, by and among the Company, Hype Corporation, Hype
                             Beverage Corporation, World Wide Beverage Inc., Hype Water Company, Inc., Hyperholics Inc.,
                             R.J.Barry Cox and Nigel Sprio
10.11(6)                     Saratoga Splash Agreement, dated as of June 30, 1997, by and between the Company and Mistic
                             Brands, Inc.
10.12(6)                     Master Distribution Agreement dated as of June 16, 1997 by and among the Company, Hype
                             Corporation, World Wide Beverage Inc., Global Brands AG, Hype Water Company, Inc., and
                             Hyperholics Inc.
10.13(7)                     Loan Agreement, Securities Purchase Agreement, Secured Promissory Note, and Warrants for
                             Messrs. Holliday, Merhi and Barr in connection with the loan to Onyx Management Services,
                             LLC
10.14(8)+                    Securities Purchase Agreement dated February 12, 1998 between the

                             Company and Carl T. Wolf
10.15(8)+                    Stock Option Agreement dated February 25, 1998 between the Company and Steel Partners II, L.P.
10.16(8)+                    Securities Purchase Agreement dated February 25, 1998 between the Company and Carl T.
                             Wolf
10.17(8)                     Option Agreement dated March 16, 1998 between the Company and Steven Smith
10.18(8)                     Letter agreement dated March 29, 1998 between the Company and The Fresh Juice Company,
                             Inc.
10.19(8)+                    Amended and Restated Stock Option Agreement dated April 17, 1998 between the Company and Carl T. Wolf
10.20 (8)                    Letter agreement dated April 24, 1998 between the Company and The Fresh Juice Company, Inc.
10.21(10)+                   Form of the Saratoga Beverage Group, Inc. 1998 Stock Option Plan
10.22(10)                    Restated Agreement and Plan of Merger dated as of October 13, 1998 by and among the
                             Company, Rowale Corp. and The Fresh Juice Company, Inc.
10.23(11)                    Employment Agreement dated October 13, 1998 between Saratoga and Jeffrey Heavirland
10.24(10)+                   Stockholder Agreement dated October 13, 1998 among the Company, Robin Prever, Anthony
                             Malatino and Steven Bogen
10.25(10)                    Letter agreement dated October 13, 1998 between the Company and Steven Smith amending the agreement set forth in Exhibit 10.28(11) hereof)
10.26(11)+                   Letter agreements dated December 2, 1998 between the Company and Steven Bogen (amending the agreement set forth in Exhibit 10.29(11) hereof)
10.27(11)+                   Letter agreement dated December 2, 1998 among Saratoga, Fresh Juice and Jeffrey Heavirland
10.28(11)                    Employment Agreement effective April 1, 1996 between The Fresh Juice Company, Inc. and
                             Steve Smith
10.29(11)                    Employment Agreement effective April 1,1996 between The Fresh Juice Company, Inc. and
                             Steven M. Bogen
10.30(11)                    Supply Agreement dated March 31, 1996 between The Fresh Juice Company, Inc. and Natural
                             Juice Company, Inc.
10.31(11)                    Agreement of Lease dated November 24, 1997 between The Fresh Juice Company of New York,
                             Inc. and 280 Wilson Avenue Associates, L.L.C. and guaranteed the The Fresh Juice Company,
                             Inc.
10.32(11)                    Industrial Real Estate Lease dated June 1, 1992 between Hansen's Juices, Inc. and Pruco
                             Life Insurance Company
10.33 (11)                   Credit Agreement by and among Saratoga, as Borrower, NationsBank, National Association, as
                             Agent and Lender and the Lenders party thereto dated January 29, 1999
21.1                         Subsidiaries of the Company
27.1                         Financial data schedule

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

                    (2)      Incorporated herein by reference to the Company's
                             Form 10-KSB filed with the Commission on March 30,
                             1994

                    (3)      Incorporated herein by reference to the Company's
                             Form 10-KSB filed with the Commission on March 29,
                             1996

                    (4)      Incorporated herein by reference to the Company's
                             Form 10-QSB filed with the Commission on November
                             12, 1996

                    (5)      Incorporated herein by reference to the Company's
                             Form 10-QSB filed with the Commission on May 13,
                             1997

                    (6)      Incorporated herein by reference to the Company's
                             Form 10-QSB filed with the Commission on August 8,
                             1997

                    (7)      Incorporated herein by reference to the Company's
                             Form 10-QSB filed with the Commission on March 20,
                             1998

                    (8)      Incorporated herein by reference to the Company's
                             Form 10-QSB filed with the Commission on May 11,
                             1998

                    (9)      Incorporated herein by reference to the Company's
                             Form 10-QSB filed with the Commission on August 5,
                             1998

                    (10)     Incorporated herein by reference to the Company's
                             Form 10-QSB filed with the Commission on November
                             5, 1998

                    (11)     Incorporated herein by reference to the Company's
                             Form 10KSB filed with the Commission on March 31,
                             1999

                    (12)     Filed herewith

                    (+)      Management Agreement

                    (P)      Paper filing

(b) Reports on Form 8-K: A report on Form 8-K was filed during the first quarter with the Commission. The report was filed on February 5, 1999 whereby the Registrant consummated the acquisition by merger of The Fresh Juice Company, Inc. pursuant to the terms of a Restated Agreement and Plan of Merger dated as of October 13, 1998 with The Fresh Juice Company, Inc. and a wholly-owned subsidiary of the Registrant, Rowale Corp.

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREINTO DULY AUTHORIZED.


                                       SARATOGA BEVERAGE GROUP, INC.
                                                (REGISTRANT)



DATE: MARCH 17, 1999                   BY:  /S/  ROBIN PREVER
                                            -----------------------------------
                                            ROBIN PREVER
                                            CHIEF EXECUTIVE OFFICER





DATE: MARCH 17, 1999                   BY:  /S/  GAYLE HENDERSON
                                            -----------------------------------
                                            GAYLE HENDERSON
                                            CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

EXHIBIT                                                                           NO.
-------                                                                           ---
Financial data schedule                                                           27.1