Form 10-Q
period 1999-06-30
SARATOGA BEVERAGE GROUP INC
filed 1999-08-13
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549


                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                         THIS DOCUMENT CONTAINS 17 PAGES

                                   FORM 10-QSB

                                      INDEX


                                                                                                               PAGE NUMBER
                                                                                                               -----------
                         PART I - FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED FINANCIAL  STATEMENTS

               CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 (UNAUDITED) AND AS OF DECEMBER 31, 1998              1

               CONSOLIDATED INCOME STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)         2

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)    3

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                             4-6

ITEM 2         MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                               7-12


                           PART II - OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS                                                                                   13

ITEM 2         CHANGES IN SECURITIES                                                                               13

ITEM 3         DEFAULTS UPON SENIOR SECURITIES                                                                     13

ITEM 4         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                                  13

ITEM 5         OTHER INFORMATION                                                                                   13

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K                                                                 14-16

               SIGNATURES                                                                                          17


                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1999                1998
                                                                             (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $1,240,543          $2,576,873
   Accounts receivable, net of allowance for doubtful
     accounts of $161,636 in 1999 and  $12,955 in 1998                         6,333,793             874,821
   Inventories                                                                 4,991,506             473,265
   Income taxes receivable                                                       772,427
   Prepaid expenses and other current assets                                     580,282              32,471
                                                                             -----------          ----------
          Total current assets                                                13,918,551           3,957,430
Property, plant and equipment, net                                             7,181,121           1,501,953
Note receivable                                                                  136,876
Deferred financing costs, net                                                    846,087             911,607
Deferred acquisition costs                                                                           762,890
Goodwill, net of accumulated amortization                                     17,354,152
Other intangibles, net of accumulated amortization                               664,720
Other assets, net                                                                241,990             365,339
                                                                             -----------          ----------
          TOTAL ASSETS                                                       $40,343,497          $7,499,219
                                                                             ===========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                   $7,261,512          $1,539,060
   Short-term debt and current portion of obligation under capital lease         308,855              15,533
   Other current liabilities                                                      58,112
                                                                             -----------          ----------
          Total current liabilities                                            7,628,479           1,554,593

Long-term debt, net of current installments                                   20,106,576              54,556
Other liabilities                                                                521,773


5% subordinated convertible note                                               1,500,000           1,500,000

Commitments and contingencies
Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares
     authorized; 4,809,692 and 2,646,139 shares issued and
     outstanding in 1999 and 1998, respectively                                   48,097              26,761
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 522,955 and 522,955 shares issued and
     outstanding in 1999 and 1998, respectively                                    5,230               5,230
Paid-in capital                                                               15,266,065           9,953,522
Accumulated deficit                                                           (4,732,723)         (5,595,443)
                                                                             -----------          ----------
        TOTAL STOCKHOLDERS' EQUITY                                            10,586,669           4,390,070
                                                                             -----------          ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $40,343,497          $7,499,219
                                                                             -----------          ----------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       JUNE 30,                                JUNE 30,
                                              1999                 1998                1999                 1998

TOTAL REVENUE                             $15,479,690           $2,848,520         $25,119,484           $4,541,675

COST OF GOODS SOLD, EXCLUSIVE OF
DEPRECIATION, AMORTIZATION AND
EQUIPMENT LEASE EXPENSE SHOWN
SEPARATELY BELOW                           11,530,783            1,766,864          18,758,037            2,784,356
                                          -----------         ------------         -----------         ------------

  GROSS PROFIT                              3,948,907            1,081,656           6,361,447            1,757,319
                                          -----------         ------------         -----------         ------------

OPERATING EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE       2,172,838              474,333           3,935,061              847,796
  DEPRECIATION, AMORTIZATION, AND
  EQUIPMENT LEASE EXPENSE                     464,454              138,915             834,943              277,395
                                          -----------         ------------         -----------         ------------
                                            2,637,292              613,248           4,770,004            1,125,191
                                          -----------         ------------         -----------         ------------

  OPERATING INCOME (LOSS)                   1,311,615              468,408           1,591,443              632,128

OTHER INCOME (EXPENSE):
  INTEREST INCOME                              17,880               39,079              48,689               91,349
  INTEREST EXPENSE                           (434,084)             (19,647)           (744,279)             (39,356)
  NET GAIN (LOSS) ON DISPOSAL OF
  EQUIPMENT                                    11,306                                   14,735
  OTHER INCOME (EXPENSE)                                            22,838              12,132               54,522
                                          -----------         ------------         -----------         ------------
       OTHER INCOME (EXPENSE), NET           (404,898)              42,270            (668,723)             106,515
                                          -----------         ------------         -----------         ------------

INCOME BEFORE INCOME TAXES                    906,717              510,678             922,720              738,643
PROVISION FOR INCOME TAXES                     30,000                5,203              60,000                6,131
                                          -----------         ------------         -----------         ------------
NET INCOME                                   $876,717              505,475            $862,720              732,512

ACCUMULATED DEFICIT:
  BEGINNING OF PERIOD                     $(5,609,440)         $(6,235,552)        $(5,595,443)         $(6,462,589)
                                          -----------         ------------         -----------         ------------
  END OF PERIOD                           $(4,732,723)         $(5,730,077)        $(4,732,723          ($5,730,077)
                                          ===========         ============         ===========         ============

PER SHARE INFORMATION:
BASIC EPS                                       $0.18                $0.16               $0.16                $0.23
DILUTED EPS                                     $0.17                $0.14               $0.16                $0.21



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months         Six Months
                                                                      Ended              Ended
                                                                    June 30,           June 30,
                                                                      1999               1998
                                                                   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $862,720           $732,512
   Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                     832,464            212,018
   Provision for doubtful accounts                                   121,817            (33,722)
   Gain on disposal of fixed asset                                   (14,735)
   Changes in operating assets and liabilities:
     Accounts receivable                                          (1,268,944)        (1,047,041)
     Inventories                                                  (1,207,417)          (149,399)
     Prepaid expenses and other current assets                      (514,922)            (8,431)
     Accounts payable and accrued liabilities                       (812,148)           (47,023)
                                                                  ----------         ----------

Net cash used  by operating activities                            (2,001,165)          (341,086)
                                                                  ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition, net of cash acquired                             (13,689,278)
   Maturity of short term investments                                                   565,835
   Proceeds (Issuance) notes receivable                              200,280           (100,000)
   Purchase of property, plant and equipment                        (623,732)           (33,662)
   (Increase) in other assets                                                          (648,417)
                                                                  ----------         ----------

Net cash used in investing activities                            (14,112,730)          (216,244)
                                                                  ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                             18,944,053
   Principal payments on debt                                     (4,166,488)            (3,234)
   Proceeds from issuance of Class A common stock                                     1,012,500
   Purchase of treasury stock, at cost                                                 (499,500)
                                                                  ----------         ----------

Net cash provided by  financing activities                        14,777,565            509,766
                                                                  ----------         ----------

(Decrease) in cash and cash equivalents                           (1,336,330)           (47,564)
Cash and cash equivalents at beginning of period                   2,576,873          1,567,973
                                                                  ----------         ----------

Cash and cash equivalents at end of period                        $1,240,543         $1,520,409
                                                                  ==========         ==========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The accompanying 1999 financial statements include the Company and its wholly-owned subsidiary, The Fresh Juice Company, Inc. ("Fresh Juice") which was acquired on January 29, 1999. The 1999 financial statements include six months of financial information for Saratoga and five months of financial information for Fresh Juice. All significant inter-company accounts have been eliminated in consolidation.

         PER SHARE DATA

         Earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

         RECLASSIFICATION

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2.   EARNINGS PER SHARE
     The calculation of earnings per share is as follows:

                                                Three Months                    Ended Six Months Ended
                                                  June 30,                              June 30,
                                            1999            1998                  1999           1998
                                            ----            ----                  ----         ------

Numerator:
     Net income                          $ 876,717        $ 505,475  Basic     $ 862,720      $732,512

     Impact of potential common
      shares:
      Interest expense on 5%
      subordinated convertible
      note                                  18,750           18,750               37,500        37,500
                                          --------         --------              -------      --------

                                         $ 895,467        $ 524,225  Diluted     900,220      $770,012
                                          ========         ========              =======      ========

Denominator:
      Weighted-average
       outstanding shares                 4,990,807       3,202,061  Basic     5,332,647     3,162,188
      Impact of potential
       common shares:

      Warrants
      Stock options (1)                       5,983         126,522               12,633       113,256
      Convertible debt                      428,571         428,571              428,571       428,571
                                            -------       ---------             --------     ----------

                                          5,425,361       3,757,154  Diluted   5,773,851     3,704,015
                                          =========       =========            =========     ==========

         (1) Outstanding warrants and options for 30,000 and 882,158 shares of stock for the three and six months ended June 30, 1999, respectively, were not included in the calculation of earnings per share because they were anti-dilutive. Outstanding warrants and options for 205,678 and 210,678 shares of stock were anti-dilutive at June 30, 1998.

3.       INCOME TAX

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement and tax basis of existing assets and liabilities.

         In the six months ended June 30, 1999 the Company offset substantially all income taxes through the use of net operating loss carryforwards. A full valuation allowance has been established against the Company's net deferred tax assets.



4.       ACQUISITION

         On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Fresh Juice's results are in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $21,000,000, which includes costs of acquisition. The aggregate purchase price, which was financed through a term loan and revolving credit facility, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $17,600,000 and is being amortized over 30 years. Final allocations to assets and liabilities will be made as additional information is received.

The following summarized unaudited proforma financial information for six months ended June 30, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year:


PRO FORMA QUARTER ENDED
(in thousands, except per share data)            June 30, 1999     June 30, 1998
--------------------------------------------------------------------------------
Net sales                                           $28,354           $ 24,052
Net income                                            1,214                125
Net income (loss) per share
  Basic and fully diluted  EPS                        $ .23               $.02
--------------------------------------------------------------------------------

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

5.       NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective in 2001. Management has not yet determined the impact of adoption of this accounting standard.

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

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


BUSINESS

GENERAL
Prior to January 29, 1999 the Company was primarily engaged in the bottling, marketing and distribution of spring and mineral water products and in packaging products for others ("co-packing"). The Company's water product line includes: sparkling spring water, sparkling essence-flavored spring water products, non-carbonated spring water and non-carbonated spring water with fruit flavors. All of the Company's water products are marketed as premium domestic bottled water primarily under the proprietary brand name "Saratoga." The Saratoga brand name has been in existence for 127 years.

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

PRODUCTS
The Company is the largest national producer of fresh squeezed orange juice. The fresh squeezed juices are marketed under the label "The Ultimate Juice". The Company also produces a fresh squeezed frozen juice ("Just Pik't") and a fruit smoothie line on the west coast marketed under the Hansen's name. In May the Company launched a new smoothie line on the east coast called "Saratoga Smoothie's" and a vitamin enhanced line, "Fruit for Thought". The main product lines sold under the Saratoga label include various types of bottled water: sparkling spring water, sparkling essence-flavored spring water, and natural non-carbonated spring water. The Company's bottled water is sold in both PET recyclable bottles in sizes ranging from one-half liter to 5 gallon, and cobalt glass bottles in 12 ounce and 28 ounce sizes.

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

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and six month periods ended June 30, 1999 and 1998.


REVENUE
Revenue for the six month period ended June 30, 1999 increased 553% to $25,119,484 an increase of $20,577,809 from revenue of $4,541,675 for the comparable period in 1998. Revenue from the acquisition of Fresh Juice was $12,150,000 and $20,000,000 for the three and six month periods ended June 30, 1999. The increase in revenue exclusive of the acquisition was primarily attributable to an increase in branded product sales.


GROSS PROFIT MARGINS
The gross profit margin was 26% and 25%, respectively, for the three and six month periods ended June 30, 1999 and 38% and 39% for the comparable periods ended June 30, 1998. The overall decrease in gross profit margin is attributable to Fresh Juice which incurs higher cost of goods as a result of the raw material costs associated with production of fresh juice.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $2,172,838, representing 14.0% of revenue, and $3,935,061, or 15.7% of revenue for the three and six month periods ending June 30, 1999 as compared with $474,333 or 16.7% and $847,796 or 18.7% for the same periods in 1998. Selling, general and administrative expenses related to the acquisition of Fresh Juice from January 29, 1999 through March 31, 1999 were approximately $1,500,000 and approximately $1,500,000 from April 1, 1999 through June 30, 1999. The remaining increase in selling, general and administrative expenses was due to increased resources utilized to grow the business, including increased customer promotions and incentive sales programs.

OTHER INCOME (EXPENSE)
For the three month period ended June 30, 1999, the Company reported other expense, net of $404,898 as compared to other income, net of $42,270 reported for the three months ended June 30, 1998. For the six month period ended June 30, 1999, the Company reported other expense, net of $668,723 as compared to other income, net of $106,515 reported for the six months ended June 30, 1998. Interest income decreased primarily due to a reduction in cash used in connection with the Fresh Juice acquisition. Interest expense increased due to increased interest expense associated with the debt financing associated with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1999, the Company's working capital was $6,290,072, including cash and cash equivalents of $1,240,543. For the six months ended June 30, 1999 and 1998, cash flows used in operations were $2,001,165 and $341,086, respectively.

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

The Company has also entered into two swap agreements with NationsBank N.A. On June 1, 1999, a swap for $3,000,000 at a fixed 90-day Libor rate of 5.405% was initiated. Fixed interest is $41,438.33 compared to a variable rate of 5.05% with interest of $38,726.25. A second swap agreement with NationsBank N.A. in the amount of $3,000,000 was entered into on July28, 1999 at a fixed Libor rate of 5.42% with interest of $41,553.33, compared with a variable rate of 5.31% with interest of $40,719.58.

At June 30, 1999, debt consists primarily of $10,000,000 borrowed under the revolving credit line using the 90-day reserve-adjusted Eurodollar rates plus 250 basis points, ranging from 7.40% to 7.50%, $1,269,000 borrowed under the revolving credit line based on prime plus 100 basis points at a rate of 8.75%, $8,000,000 term loan at a Eurodollar rate plus 350 basis points at a rate of 8.50%, and a 5%
subordinated convertible note. Current liabilities include accounts payable and accrued liabilities of $7,218,746 and $308,855 short-term debt and current portion of obligations under capital leases..

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

PRO FORMA INFORMATION

On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Fresh Juice's results are in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $21,000,000, which includes costs of acquisition. The aggregate purchase price, which was financed though a term loan and revolving credit facility, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $17,600,000 and is being amortized 30 years. Final allocations to assets and liabilities will be made as additional information is received.

The following summarized unaudited proforma financial information for the six months ended June 30, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year:

PRO FORMA QUARTER ENDED
(in thousands, except per share data)           June 30, 1999      June 30, 1998
--------------------------------------------------------------------------------
Net sales                                          $28,354            $ 24,052
Net income                                           1,214                 125
Net income (loss) per share
  Basic and fully diluted  EPS                       $ .23                $.02
--------------------------------------------------------------------------------

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


NEW ACCOUNTING STANDARDS


The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet determined the impact of adoption of this accounting standard.



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


10.15(8)+              Stock Option Agreement dated February 25, 1998 between the Company and Steel Partners II, L.P.
10.16(8)+              Securities Purchase Agreement dated February 25, 1998 between the Company and Carl T. Wolf
10.17(8)               Option Agreement dated March 16, 1998 between the Company and Steven Smith
10.18(8)               Letter agreement dated March 29, 1998 between the Company and The Fresh Juice Company, Inc.
10.19(8)+              Amended and Restated Stock Option Agreement dated April 17, 1998 between the Company and
                       Carl T. Wolf
10.20(8)               Letter agreement dated April 24, 1998 between the Company and The Fresh Juice Company, Inc.
10.21(10)+             Form of the Saratoga Beverage Group, Inc. 1998 Stock Option Plan
10.22(10)              Restated Agreement and Plan of Merger dated as of October 13, 1998 by and among the
                       Company, Rowale Corp. and The Fresh Juice Company, Inc.
10.23(11)              Employment Agreement dated October 13, 1998 between Saratoga and Jeffrey Heavirland
10.24(10)+             Stockholder Agreement dated October 13, 1998 among the Company, Robin Prever, Anthony
                       Malatino and Steven Bogen
10.25(10)              Letter agreement dated October 13, 1998 between the Company and Steven Smith amending the agreement set forth in Exhibit 10.28(11) hereof)
10.26(11)+             Letter agreements dated December 2, 1998 between the Company and Steven Bogen (amending the agreement set forth in Exhibit 10.29(11) hereof)
10.27(11)+             Letter agreement dated December 2, 1998 among Saratoga, Fresh Juice and Jeffrey Heavirland
10.28(11)              Employment Agreement effective April 1, 1996 between The Fresh Juice Company, Inc. and
                       Steve Smith
10.29(11)              Employment Agreement effective April 1,1996 between The Fresh Juice Company, Inc. and
                       Steven M. Bogen
10.30(11)              Supply Agreement dated March 31, 1996 between The Fresh Juice Company, Inc. and Natural
                       Juice Company, Inc.
10.31(11)              Agreement of Lease dated November 24, 1997 between The Fresh Juice Company of New York,
                       Inc. and 280 Wilson Avenue Associates, L.L.C. and guaranteed the The Fresh Juice Company, Inc.
10.32(11)              Industrial Real Estate Lease dated June 1, 1992 between Hansen's Juices, Inc. and Pruco
                       Life Insurance Company
10.33                  (11) Credit Agreement by and among Saratoga, as Borrower, NationsBank, National
                       Association, as Agent and Lender and the Lenders party thereto dated January 29, 1999
21.1                   Subsidiaries of the Company
27.1                   Financial data schedule

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

(b)   Reports on Form 8-K:   None.

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


                                    SARATOGA BEVERAGE GROUP, INC.
                                    -----------------------------
                                           (REGISTRANT)



DATE: AUGUST 11, 1999               BY: /S/  ROBIN PREVER
                                        -------------------------------
                                        ROBIN PREVER
                                        CHIEF EXECUTIVE OFFICER





DATE: AUGUST 11, 1999               BY: /S/  GAYLE HENDERSON
                                        -------------------------------
                                        GAYLE HENDERSON
                                        CHIEF ACCOUNTING OFFICER

                               INDEX TO EXHIBITIS

EXHIBIT                                                       NO.
-------                                                       ---

Financial data schedule                                      27.1