Form 10QSB
period 1999-09-30
SARATOGA BEVERAGE GROUP INC
filed 1999-11-12
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549


                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                    FOR THE TRANSITION PERIOD FROM ____TO ___

                        COMMISSION FILE NUMBER 33-62038NY
                                               ----------

                          SARATOGA BEVERAGE GROUP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                              14-1749554
               --------                              ----------
     (STATE OR OTHER JURISDICTION             (IRS EMPLOYER ID NUMBER)
  OF INCORPORATION OR ORGANIZATION)


                11 GEYSER ROAD, SARATOGA SPRINGS, NEW YORK 12866
                ------------------------------------------------
                    (Address of principal place of business)

                                 (518) 584-6363
                                 --------------
                           (issuer's telephone number)

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

     COMMONSTOCK - 4,809,692 SHARES OF CLASS A COMMON STOCK, $.01 PAR VALUE,
          AND 522,955 SHARES OF CLASS B COMMON STOCK, $.01 PAR VALUE,
                    WERE OUTSTANDING AS OF SEPTEMBER 30, 1999

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                  YES    NO  X
                                     ---    ---

                         THIS DOCUMENT CONTAINS 17 PAGES


                                   FORM 10-QSB

                                      INDEX
                                                                                                         PAGE NUMBER
                         PART I - FINANCIAL INFORMATION                                                  -----------


ITEM 1         CONSOLIDATED FINANCIAL  STATEMENTS

               CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND AS OF                    1
               DECEMBER 31, 1998

               CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR                             2
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (UNAUDITED)

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30,                 3
               1999 AND 1998 (UNAUDITED)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                       4-6

ITEM 2         MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                  7-12
               OPERATIONS


                                         PART II - OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS                                                                             13

ITEM 2         CHANGES IN SECURITIES                                                                         13

ITEM 3         DEFAULTS UPON SENIOR SECURITIES                                                               13

ITEM 4         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                            13

ITEM 5         OTHER INFORMATION                                                                             13

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K                                                            14-16

               SIGNATURES                                                                                    17


                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   SEPTEMBER 30,               DECEMBER 31,
                                                                                       1999                        1998
                                                                                   -------------               ------------
                                                                                    (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                               $825,872                  $2,576,873
   Accounts receivable, net of allowance for doubtful
     accounts of $238,874 in 1999 and  $12,955 in 1998                                    5,234,891                     874,821
   Inventories                                                                            4,027,199                     473,265
   Income taxes receivable                                                                  644,427
   Prepaid expenses and other current assets                                                586,604                      32,471
                                                                                --------------------        --------------------

          Total current assets                                                           11,318,993                   3,957,430

Property, plant and equipment, net                                                        7,326,795                   1,501,953
Note receivable                                                                             353,121
Deferred financing costs, net                                                               809,115                     911,607
Deferred acquisition costs                                                                                              762,890
Goodwill, net of accumulated amortization                                                18,149,501
Other intangibles, net of accumulated amortization                                          226,900
Other assets, net                                                                           193,083                     365,339
                                                                                --------------------        --------------------

          TOTAL ASSETS                                                                  $38,377,508                  $7,499,219
                                                                                ====================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
   Accounts payable and accrued liabilities                                              $5,584,445                  $1,539,060
   Short-term debt and current portion of obligation under capital lease                    196,029                      15,533
   Other current liabilities                                                                 16,136
                                                                                --------------------        --------------------

          Total current liabilities                                                       5,796,610                   1,554,593

Long-term debt, net of current installments                                              19,749,792                      54,556
Other liabilities                                                                           484,477



5% subordinated convertible note                                                          1,500,000                   1,500,000

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares authorized;
     4,809,692 and 2,646,139 shares issued and
     outstanding in 1999 and 1998, respectively                                              48,097                      26,761
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 522,955 and 522,955 shares issued and
     outstanding in 1999 and 1998, respectively                                               5,230                       5,230
Paid-in capital                                                                          15,266,065                   9,953,522
Accumulated deficit                                                                     (4,472,763)                 (5,595,443)
                                                                                --------------------        --------------------

        TOTAL STOCKHOLDERS' EQUITY                                                       10,846,629                   4,390,070
                                                                                --------------------        --------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $38,377,508                  $7,499,219
                                                                                ====================        ====================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                               -------------------------------------    --------------------------------------
                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                      1999                 1998                1999                 1998

TOTAL REVENUE                                      $13,402,169           $2,825,372         $38,521,653            $7,359,818

COST OF GOODS SOLD, EXCLUSIVE OF
DEPRECIATION, AMORTIZATION AND EQUIPMENT
LEASE EXPENSE SHOWN SEPARATELY BELOW                10,474,342            1,692,605          29,232,379             4,469,732
                                               ----------------     ----------------    ----------------    ------------------


  GROSS PROFIT                                       2,927,827            1,132,767           9,289,274             2,890,086
                                               ----------------     ----------------    ----------------    ------------------


OPERATING EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE                1,837,544              497,658           5,772,605             1,345,454
  DEPRECIATION, AMORTIZATION, AND
  EQUIPMENT LEASE EXPENSE                              363,859              142,388           1,198,802               419,783
                                               ----------------     ----------------    ----------------    ------------------
                                                     2,201,403              640,046           6,971,407             1,765,237
                                               ----------------     ----------------    ----------------    ------------------

  OPERATING INCOME                                     726,424              492,721           2,317,867             1,124,849

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                        7,522               36,983              56,211               128,332
  INTEREST EXPENSE                                   (468,225)             (19,838)         (1,212,504)              (59,194)
 NET GAIN (LOSS) ON DISPOSAL OF                            252                                   14,987
 EQUIPMENT
   OTHER INCOME (EXPENSE)                               23,987               35,138              36,119                89,660
                                              -----------------     ----------------    ----------------    ------------------
       OTHER INCOME (EXPENSE), NET                   (436,464)               52,283         (1,105,187)               158,798
                                              -----------------     ----------------    ----------------    ------------------

INCOME BEFORE INCOME TAXES                             289,960              545,004           1,212,680             1,283,647
PROVISION FOR INCOME TAXES                              30,000               11,469              90,000                17,600
                                               ----------------     ----------------    ----------------    ------------------
NET INCOME                                             259,960              533,535           1,122,680             1,266,047

ACCUMULATED DEFICIT:
  BEGINNING OF PERIOD                              (4,732,723)          (5,730,077)         (5,595,443)           (6,462,589)
                                               ----------------     ----------------    ----------------    ------------------
  END OF PERIOD                                   $(4,472,763)         $(5,196,542)        $(4,472,763)          $(5,196,542)
                                               ================     ================    ================    ==================

PER SHARE INFORMATION:
BASIC EPS                                                $0.05               $0.17                $0.22                 $0.40
DILUTED EPS                                              $0.05               $0.15                $0.21                 $0.36



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months                 Nine Months
                                                                                       Ended                       Ended
                                                                                   September 30,               September 30,
                                                                                       1999                        1998
                                                                                --------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                            $1,122,680                  $1,266,047
   Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                          1,135,691                     321,718
   Provision for doubtful accounts                                                           91,783                    (30,902)
   Gain on disposal of fixed asset                                                         (14,735)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                     55,037                   (394,664)
     Inventories                                                                          (874,689)                   (343,436)
     Prepaid expenses and other current assets                                            (472,336)                    (27,532)
     Accounts payable and accrued liabilities                                           (2,841,594)                   (633,825)
                                                                                --------------------        --------------------

Net cash (used in) provided by operating activities                                     (1,798,163)                     157,406
                                                                                --------------------        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition, net of cash acquired                                                   (13,689,278)
   Sale of  trademark                                                                       343,750
   Maturity of short term investments                                                                                   556,856
   Issuance of note receivable                                                              200,280                   (100,000)
   Purchase of property, plant and equipment                                              (959,391)                   (170,058)
   (Increase) in intangibles and other assets                                             (156,154)                   (521,656)
                                                                                --------------------        --------------------

Net cash used in investing activities                                                  (14,260,793)                   (234,858)
                                                                                --------------------        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                                    19,544,053
   Principal payments of debt                                                           (5,236,098)                   (250,000)
   Principal reductions on capital lease obligation                                                                     (6,754)
   Proceeds from issuance of Class A common stock                                                                     1,012,500
   (Purchase) issuance of treasury stock, at cost                                                                     (499,500)
                                                                                --------------------        --------------------

Net cash provided by  financing activities                                               14,307,955                     256,246
                                                                                --------------------        --------------------

(Decrease) increase in cash and cash equivalents                                        (1,751,001)                     178,794
Cash and cash equivalents at beginning of period                                          2,576,873                   1,567,973
                                                                                --------------------        --------------------

Cash and cash equivalents at end of period                                                 $825,872                  $1,746,767
                                                                                ====================        ====================


 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
   Receipt of note for sale of trademark                                                   $373,472
   Acquisition of equipment under capital lease                                                                         $43,840
   Deferred acquisition costs                                                                                          $330,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The accompanying 1999 financial statements include the Company and its wholly-owned subsidiary, The Fresh Juice Company, Inc. ("Fresh Juice") which was acquired on January 29, 1999. The 1999 financial statements include nine months of financial information for Saratoga and eight months of financial information for Fresh Juice. All significant inter-company accounts have been eliminated in consolidation.


     PER SHARE DATA

Earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

     RECLASSIFICATION

Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2.   EARNINGS PER SHARE

     The calculation of earnings per share is as follows:


                                           Three Months Ended             Nine Months Ended
                                             September 30,                   September 30,
                                          1999          1998              1999         1998
                                          ----          ----              ----         ----
NUMERATOR:
Net income                             $256,960     $533,535 Basic     $1,122,680   $1,266,047

     Impact of potential common
     shares:
     Interest expense on 5%
     subordinated convertible
     note                                18,750       18,750               56,250       56,250
                                      ---------    ---------           ----------   ----------
                                       $278,710     $552,285 Diluted   $1,178,932   $1,322,297
                                      =========    =========           ==========   ==========
DENOMINATOR:
     Weighted-average
     outstanding shares               5,332,647    3,169,094 Basic      5,106,006    3,164,515
     Impact of potential
     common shares:
       Warrants
     Stock options (1)                  166,553       84,116               42,526      103,070
       Convertible debt                 428,571      428,571              428,571      428,571
                                      ---------    ---------           ----------   ----------
                                      5,927,771    3,681,781 Diluted    5,577,103    3,696,156
                                      =========    =========           ==========   ==========


(1) Outstanding warrants and options for 214,158 and 552,158 shares of stock for the three and nine months ended September 30, 1999 were not included in the calculation of earnings per share because they were considered to be anti-dilutive. Outstanding warrants and options for 225,278 and 144,278 shares of stock were considered to be anti-dilutive at September 30, 1998.


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

     In the nine months ended September 30, 1999 the Company offset substantially all income taxes through the use of net operating loss carryforwards. A full valuation allowance has been established against the Company's net deferred tax assets.

4.   ACQUISITION

     On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Fresh Juice's results are in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $21,000,000, which includes costs of acquisition. The aggregate purchase price, which was financed through a term loan and revolving credit facility, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $18,500,000 and is being amortized over 30 years. Final allocations to assets and liabilities will be made as additional information is received.

The following summarized unaudited proforma financial information for nine months ended September 30, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year:


PRO FORMA QUARTER ENDED
(in thousands, except per share data)   September  30, 1999   September 30, 1998
--------------------------------------------------------------------------------
Net sales                                      $41,757                $36,010
Net income                                       1,493                    221
Net income (loss) per share
  Basic and fully diluted  EPS                   $ .28                   $.04
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

     Effective for the year ended December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates the Company.

     The Company's products include spring and mineral water products, fresh juice and fresh frozen juice products, and smoothies, a blend of juices, berries, and fruit purees. The Company manages its nationwide beverage business as one segment engaged in the bottling, marketing, and distribution of its products.

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


BUSINESS
--------

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

The Company had been owned over the years by Anheuser-Busch and, most recently, Evian Waters of France, a division of BSN, S.A. In 1992 the Company was organized and acquired the assets of its business from BSN, S.A. Since that time, the Company has undertaken the task of rebuilding a distribution network and customer base for the Saratoga brand beverage products.

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

On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). Fresh Juice manufactures, markets and distributes fresh squeezed and frozen fresh squeezed citrus juices, fresh squeezed organic juices, fresh fruit smoothies (blends of juices and purees) and other non-carbonated beverages marketed under the labels "Fresh Pik't," "the Fresh Juice Company," "Hansen's," "The Ultimate Juice" and "Just Pik't."

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

The transaction was accounted for as a purchase. The cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The excess purchase price over the fair value of net assets acquired in the amount of $18.5 million is being amortized on a straight-line basis over 30 years.

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

PRODUCTS

The Company is the largest national producer of fresh squeezed orange juice. The fresh squeezed juices are marketed under the label "The Ultimate Juice". The Company also produces a fresh squeezed frozen juice ("Just Pik't") and a fruit smoothie line on the west coast marketed under the Hansen's name as a licensee pursuant to the Hansen Trust Agreement and as a licensee. On September 27, 1999 the Company entered into an agreement to discontinue use of the "Hansen's" trademark over the next five years. This agreement was a settlement of an arbitration including Hansen Beverage Company, the Hansen's Trust, Hansen's Juices, Inc., the Fresh Smoothie Company, Hansen's Juice Creations, and The Fresh Juice Company of California, Inc. related to use of the "Hansen's" trademark. The Company received an initial payment of $343,750 and has recorded a discounted note receivable in the amount of $373,472 payable over three years. In May the Company launched a new smoothie line on the east coast called "Saratoga Smoothie's" and a vitamin enhanced line, "Fruit for Thought". The Company intends to develop this national brand on the west coast over the next five years. The main product lines sold under the Saratoga label include various types of bottled water: sparkling spring water, sparkling essence-flavored spring water, and natural non-carbonated spring water. The Company's bottled water is sold in both PET recyclable bottles in sizes ranging from one-half liter to 5 gallon, and cobalt glass bottles in 12 ounce and 28 ounce sizes.

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

GOVERNMENT REGULATIONS

The Company and its subsidiaries are subject to certain regulations of federal, state and local government authorities regarding distribution and sale of food products. From time to time various proposals are made for new laws and regulations impacting the Company's industry as a whole. It is impossible to predict whether any such proposals will be adopted and the impact, if any, of such adoption on the business of the Company. The Company believes that it currently is in compliance with all applicable federal, state and local government regulations.

RESULTS OF OPERATIONS
---------------------

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three and nine month periods ended September 30, 1999 and 1998.

REVENUE

Revenue for the nine month period ended September 30, 1999 increased 424% to $38,521,653 an increase of $31,161,835 from revenue of $7,359,818 for the comparable period in 1998. Revenue from the acquisition of Fresh Juice was $10,600,034 and $30,599,954 for the three and nine month periods ended September 30, 1999. The increase in revenue exclusive of the acquisition was primarily attributable to an increase in branded product sales.


GROSS PROFIT MARGINS

The gross profit margin was 22% and 24%, respectively, for the three and nine month periods ended September 30, 1999 and 40% and 39% for the comparable periods ended September 30, 1998. The overall decrease in gross profit margin is attributable to Fresh Juice which incurs higher cost of goods as a result of the raw material costs associated with production of fresh juice.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,837,544, representing 13.7% of revenue, and $5,772,605, or 15.0% of revenue for the three and nine month periods ending September 30, 1999 as compared with $497,658 or 17.6% and $1,345,454 or 18.3% for the same periods in 1998. Selling, general and administrative expenses related to the acquisition of Fresh Juice from January 29, 1999 through June 30, 1999 were approximately $3,000,000 and approximately $1,400,000 from Julyl 1, 1999 through September 30, 1999. The remaining increase in selling, general and administrative expenses was due to increased resources utilized to grow the business, including increased customer promotions and incentive sales programs.



OTHER INCOME (EXPENSE)

For the three month period ended September 30, 1999, the Company reported other expense, net of $436,464 as compared to other income, net of $52,283 reported for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, the Company reported other expense, net of $1,105,187 as compared to other income, net of $158,795 reported for the nine months ended September 30, 1998. Interest income decreased primarily due to a reduction in cash used in connection with the Fresh Juice acquisition. Interest expense increased due to increased interest expense associated with the debt financing associated with the acquisition.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's working capital was $5,522,383, including cash and cash equivalents of $825,872. For the nine months ended September 30, 1999 and 1998, cash flows (used in) provided by operations were ($1,798,163) and $157,406, respectively.

In connection with the merger, the Company consummated financing with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The financing constituted the source of the funds for the acquisition. Availability under the Revolver shall be reduced in $750,000 amounts, the first such reduction occurring on the last business day of the 27th month after January 29, 1999 and each quarterly anniversary thereafter until the revolver maturity date. The revolver will terminate and all amounts outstanding thereunder will be due and payable five years following closing. The term loan facility reduces with eight equal quarterly payments of $1,000,000 the first such payment being due on the last business day of the 63rd month following January 29, 1999 and subsequent payments due on each succeeding quarterly anniversary. The term loan will terminate seven years following closing. The interest rate on the revolving credit facility may be elected from two interest rate bases: Floating rate (Federal Funds rate plus 50 basis points or prime rate) or reserve-adjusted Eurodollar rate. The Eurodollar rate will be determined by adding a margin of 100 basis points to the floating rate or 250 basis points to the Eurodollar rate, in both instances using a 360 day basis. At all times the interest rate on the term loan will be calculated as the Eurodollar rate plus 350 basis points, using a 360 day basis. Within one year from January 29, 1999 the Company is required to enter into interest rate hedging agreements to fix or limit its interest rate risk exposure on not less than forty percent of the drawn amount of the facilities and for a term of not less than 3 years. The debt agreement includes administrative and financial covenants, including consolidated leverage ratio, consolidated fixed charge ratio and consolidated interest charge ratio, all as defined.

The Company has also entered into three swap agreements with NationsBank N.A. On September 1, 1999, a swap for $3,000,000 at a fixed 90-day Libor rate of 5.405% was initiated. Fixed interest is $40,987,92 compared to a variable rate of 5.50250% with interest of $41,727.29. A second swap agreement with NationsBank N.A. in the amount of $3,000,000 was entered into on July 28, 1999 at a fixed Libor rate of 5.42% with interest of $41,553.33, compared with a variable rate of 5.31% with interest of $40,719.58. A third swap agreement with NationsBank N.A. in the amount of $1,400,000 was entered into on October 19, 1999 at a fixed Libor rate of 6.495% with interest of $23,237.67, compared with a variable rate of 6.1925% with interest of $22,155.39.

At September 30, 1999, debt consists primarily of $11,000,000 borrowed under the revolving credit line using the 90-day reserve-adjusted Eurodollar rates plus 250 basis points, ranging from 7.73% to 8.100%, $416,053 borrowed under the revolving credit line based on prime plus 100 basis points at a rate of 9.25%, $8,000,000 term loan at a Eurodollar rate plus 350 basis points at a rate of 8.98%, and a 5% subordinated convertible note. Current liabilities include accounts payable and accrued liabilities of $5,584,445 and $196,029 short-term debt and current portion of obligations under capital leases..

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


PRO FORMA INFORMATION

On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Fresh Juice's results are in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $21,000,000, which includes costs of acquisition. The aggregate purchase price, which was financed though a term loan and revolving credit facility, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $18,500,000 and is being amortized 30 years. Final allocations to assets and liabilities will be made as additional information is received.

The following summarized unaudited proforma financial information for the nine months ended September 30, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year:

PRO FORMA QUARTER ENDED
(in thousands, except per share data)    September 30, 1999   September 30, 1998
-------------------------------------------------------------------------------
Net sales                                      $41,757            $36,010
Net income                                       1,493                221
Net income (loss) per share
  Basic and fully diluted  EPS                   $ .28              $ .04
-------------------------------------------------------------------------------

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

Risk
The Company relies on third party suppliers for raw materials, transportation, utilities, and other critical services. Company operations could be affected by the interruption of significant suppliers. The Company has initiated efforts to evaluate the status of suppliers' compliance with year 2000 issues and are in the process of determining alternatives and contingency plan requirements. In the event that its current vendors are unable to certify that they will be year 2000 compliant or if such suppliers are unable to certify that their failure to be year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find suppliers which are acceptable to the Company. Another option could include the accumulation of inventory to assure production capability if warranted. These efforts are intended to minimize risk, but cannot eliminate the potential for disruption due to third party failures to be year 2000 compliant.

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



OPERATING SEGMENTS and GEOGRAPHIC AREAS

Effective for the year ending December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates the Company.

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



SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," intends," "expects," "plans," "believe," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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

10.14(8)+                    Securities Purchase Agreement dated February 12, 1998 between the Company and Carl T. Wolf
10.15(8)+                    Stock Option Agreement dated February 25, 1998 between the Company and Steel Partners II, L.P.
10.16(8)+                    Securities Purchase Agreement dated February 25, 1998 between the Company and Carl T. Wolf
10.17(8)                     Option Agreement dated March 16, 1998 between the Company and Steven Smith
10.18(8)                     Letter agreement dated March 29, 1998 between the Company and The Fresh Juice Company, Inc.
10.19(8)+                    Amended and Restated Stock Option Agreement dated April 17, 1998 between the Company and
                             Carl T. Wolf
10.20 (8)                    Letter agreement dated April 24, 1998 between the Company and The Fresh Juice Company, Inc.
10.21(10)+                   Form of the Saratoga Beverage Group, Inc. 1998 Stock Option Plan
10.22(10)                    Restated Agreement and Plan of Merger dated as of October 13, 1998 by and among the
                             Company, Rowale Corp. and The Fresh Juice Company, Inc.
10.23(11)                    Employment Agreement dated October 13, 1998 between Saratoga and Jeffrey Heavirland
10.24(10)+                   Stockholder Agreement dated October 13, 1998 among the Company, Robin Prever, Anthony
                             Malatino and Steven Bogen
10.25(10)                    Letter agreement dated October 13, 1998 between the Company and Steven Smith amending the agreement set forth in Exhibit 10.28(11) hereof)
10.26(11)+                   Letter agreements dated December 2, 1998 between the Company and Steven Bogen (amending the agreement set forth in Exhibit 10.29(11) hereof)
10.27(11)+                   Letter agreement dated December 2, 1998 among Saratoga, Fresh Juice and Jeffrey Heavirland
10.28(11)                    Employment Agreement effective April 1, 1996 between The Fresh Juice Company, Inc. and
                             Steve Smith
10.29(11)                    Employment Agreement effective April 1,1996 between The Fresh Juice Company, Inc. and
                             Steven M. Bogen
10.30(11)                    Supply Agreement dated March 31, 1996 between The Fresh Juice Company, Inc. and Natural
                             Juice Company, Inc.
10.31(11)                    Agreement of Lease dated November 24, 1997 between The Fresh Juice Company of New York,
                             Inc. and 280 Wilson Avenue Associates, L.L.C. and guaranteed the The Fresh Juice Company,
                             Inc.
10.32(11)                    Industrial Real Estate Lease dated June 1, 1992 between Hansen's Juices, Inc. and Pruco
                             Life Insurance Company
10.33 (11)                   Credit Agreement by and among Saratoga, as Borrower, NationsBank, National Association, as
                             Agent and Lender and the Lenders party thereto dated January 29, 1999
27.1 (12)                    Financial data schedule

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



                                   SIGNATURES
                                   ----------

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREINTO DULY AUTHORIZED.


                                    SARATOGA BEVERAGE GROUP, INC.
                                    -----------------------------
                                            (REGISTRANT)



DATE:  NOVEMBER 8, 1999             BY:   /S/  ROBIN PREVER
      ---------------------               ------------------------------
                                          ROBIN PREVER
                                          CHIEF EXECUTIVE OFFICER




DATE: NOVEMBER 8, 1999              BY:   /S/  KIM JAMES
      ---------------------               ------------------------------
                                          KIM JAMES
                                          CHIEF FINANCIAL OFFICER



DATE: NOVEMBER 8, 1999              BY:   /S/  GAYLE HENDERSON
      ----------------                    ------------------------------
                                          GAYLE HENDERSON
                                          CHIEF ACCOUNTING OFFICER

                               INDEX TO EXHIBITIS

EXHIBIT                                                     NO.
-------                                                     ---
Financial data schedule                                   27.1(12)