Form 10KSB
period 1999-12-31
SARATOGA BEVERAGE GROUP INC
filed 2000-03-28
CIK 904362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         ___________

                       COMMISSION FILE NUMBER: 33-62038NY
                     ---------------------------------------
                          SARATOGA BEVERAGE GROUP, INC.
                 (Name of small business issuer in its charter)


                DELAWARE                                 14-1749554
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

1000 American Superior Boulevard, Winter Haven, Florida        33884            Issuer's telephone number:
       (Address of principal executive offices)              (Zip Code)             (863) 299-6915

                     ---------------------------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                         -------------------
                 None                                        None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1999 were $50,740,691.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based on the closing sales price of the common stock on March 8, 2000 as reported on the Nasdaq SmallCap Market, was approximately $7,542,756. Shares of the common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock may be deemed to be affiliates for this purpose. This determination of affiliate status is not necessarily a conclusive determination of the affiliates of the issuer for other purposes.

         As of March 8, 2000, the issuer had outstanding 5,036,746 shares of Class A common stock, $.01 par value per share, and 522,955 shares of Class B common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.    Transitional Small Business Disclosure Format   Yes [ ]   No [X]

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Saratoga Beverage Group, Inc. ("Saratoga" or the "Company") manufactures, markets and distributes fresh squeezed and frozen fresh squeezed citrus juices, fresh squeezed organic juices, fresh fruit smoothies, which are blends of juices and puree, and other non-carbonated beverages marketed under the labels "Fresh Pik't," "the Fresh Juice Company," "Hansen's Juices," "The Ultimate Juice" and "Just Pik't."

         The majority of the juice produced by Saratoga is fresh squeezed orange juice. The only ingredient used to produce "Just Pik't," "Fresh Pik't," "Florida Pik't," "The Ultimate Juice," and "Hansen's Juices," orange and grapefruit juices is fresh citrus fruit. Similarly, "Hansen's Juices" and "Just Pik't" smoothies are made with a blend of orange juice, apple juice, bananas, berries and other fruit puree. Saratoga is one of the only national fresh juice companies, with bi-coastal facilities in California and Florida.

         Saratoga is also engaged in the bottling, marketing and distribution of spring and mineral water products and in packaging products for others, also known as co-packing. Saratoga's product line currently includes:

o        sparkling spring water;
o        sparkling essence-flavored spring water products;
o        non-carbonated spring water; and
o        non-carbonated spring water with flavors.

         All of Saratoga's water products are marketed as premium domestic bottled water primarily under the proprietary brand name "Saratoga." The Saratoga brand name has been in existence for 127 years.

         Saratoga had been owned over the years by Anheuser-Busch and Evian Waters of France, a division of BSN, S.A. Since that time, Saratoga has undertaken the task of rebuilding a distribution network and customer base for the Saratoga brand beverage products.

         Since the end of the 1980s, the bottled water industry has experienced rapid growth. The industry is divided into non-carbonated water and sparkling, or carbonated, water. Saratoga believes that non-carbonated water is becoming an alternative for municipal tap water and that it is perceived by consumers as a healthy and refreshing beverage alternative to soft drinks, coffee and other beverages. Saratoga also believes that sparkling water is perceived as a healthy and refreshing beverage alternative to beer, liquor and wine. Saratoga anticipates that sales in the bottled water industry will continue to grow as consumer trends involving increased health and fitness consciousness, alcohol moderation, and caffeine and sodium avoidance continue to develop and grow. Saratoga believes that it is well-positioned to take advantage of the anticipated future growth of the bottled water industry.

PRODUCTS

         Saratoga is the largest national producer of fresh squeezed orange juice. The fresh squeezed juices are marketed under the label "The Ultimate Juice". Saratoga also produces a fresh squeezed frozen juice (Just Pik't) and a fruit smoothie line on the west coast marketed under the Hansen's name as a licensee pursuant to the Hansen Trust Agreement. On September 27, 1999 the Fresh Juice Company of California, Inc., a subsidiary of Saratoga, entered into an agreement to discontinue use of the "Hansen's" trademark over the next five years. This agreement was a settlement of an arbitration involving Hansen Beverage Company, the Hansen's Trust, Hansen's Juices, Inc., the Fresh Smoothie Company, Hansen's Juice Creations, and The Fresh Juice Company of California, Inc., related to use of the "Hansen's" trademark. Saratoga received an initial payment of $343,750 and has recorded a discounted note receivable in the amount of $373,472 payable over three years. In May 1999, Saratoga launched a new smoothie line on the east coast called "Saratoga Smoothie's" and a vitamin enhanced line, "Fruit for Thought". Saratoga intends to develop this national brand on the west coast over the next five years.

         The Fresh Juice product line includes fresh squeezed and frozen fresh squeezed citrus juices, organic fresh squeezed juices, fresh fruit smoothies, vitamin and herb fortified smoothies, and other non-carbonated beverages. The juices are sold in a variety of sizes ranging from 8 ounces to one gallon. Smoothies are sold primarily in 16 ounce sizes.

         The main product lines sold under the Saratoga label include the following various types of bottled water:

o        sparkling spring water;
o        sparkling essence-flavored spring water; and
o        natural non-carbonated spring water.

         Saratoga's bottled water is sold in both PET recyclable bottles in sizes from one-half liter to 5 gallon, and cobalt glass bottles in 12 ounce and 28 ounce sizes.

         Saratoga also markets a line of flavored spring water beverages under the name Saratoga Splash.

         Saratoga Splash is a non-carbonated fruit flavored spring water product. It currently is available in the following six flavors:

o        Lemon Frost;
o        Orange Twist;
o        Strawberry Mist;

o        Blueberry Burst;
o        Grapes Galore; and
o        Raspberry Rush.

         Saratoga recently commenced operations in the home and office 5 gallon business.

         On June 30, 1997, Saratoga entered into an agreement with Mistic Brands, Inc. that granted Saratoga the non-exclusive right to use the formulations and the exclusive right to use the graphic designs utilized by Mistic in connection with beverages sold under the Saratoga Splash trademark pursuant to the original agreement. Saratoga pays Mistic a royalty for cases sold under the Saratoga Splash trademark.

MARKETING AND SALES

         Saratoga markets its products as fresh squeezed, pasteurized and frozen juice, smoothies and "premium" domestic bottled water. Saratoga believes that the proprietary Saratoga brand name, which has existed for over 125 years, and its upscale packaging connotes a premium image. The majority of juice produced is fresh squeezed orange juice from citrus fruit. Fresh squeezed, pasteurized and frozen juices are marketed under the brand names "Ultimate", "Just Pik't", "Fresh Pik't" and "Hansen's Juices".

         Saratoga and Hansen's Juices are recognizable brand names and Saratoga has sold its products to customers through institutional sales throughout the United States. Saratoga products are marketed and sold to restaurants, hotels, food service accounts, convenience stores and distributors.

         Saratoga has developed a limited public relations campaign with a focus on the tradition of Saratoga Spring water. Marketing and sales activities have generally involved product promotions and sponsorships. Point of sale advertising, trade incentives, and in-store displays are also used to support the sale of Saratoga products. From time to time Saratoga has provided retail incentive programs to support merchandising of its products. These incentives are common to the industry and have generally been provided as free or discounted product for short periods of time. In very competitive situations Saratoga has purchased shelf space where the exposure and potential sales justify the cost.

DISTRIBUTION

         Saratoga is primarily focused on securing distribution for its product line. Saratoga's distribution network includes produce distributors, dairy distributors, soft drink distributors, beer distributors, liquor distributors and national distributors.

COMPETITION

         The market for orange juice and fruit beverages is highly competitive and is dominated by major companies including PepsiCo Inc., which owns Tropicana, and The Coca-Cola Company, which owns Minute Maid. Presently, the major orange juice companies are involved primarily in the production of chilled pasteurized juice and frozen or reconstituted concentrate juice. Saratoga operates in a niche category as a producer, distributor and marketer of fresh squeezed, minimally processed juices and juice-based beverages. Saratoga's largest competitors are Odwalla, Inc., California Day-Fresh Foods, Inc., a subsidiary of Chiquita Brands, Inc., and Fresh Samantha, Inc.. Saratoga anticipates that sales in the fresh juice industry will grow as a result of consumer trends towards natural products and increased health consciousness. Saratoga believes that it can continue to grow its natural and organic juice business.

         The bottled water industry is also highly competitive. There are over 700 brands sold in the United States. The industry is dominated by two companies, Greater Water of France (Perrier) and Danone Group (Evian). On a regional basis, Saratoga's products compete with a number of regional brands including Poland Springs and San Pellegrino, which are both owned by the Perrier Group. In the southeastern part of the United States, Saratoga competes with Zephyrills, which is also owned by the Perrier Group. Saratoga's products also compete with other beverage products, including, but not limited to, beer, liquor, wine, soft drinks, coffee, juices and juice products and "new age" beverages.

         Saratoga's competition includes numerous beverage bottlers and distributors, many of which are more experienced, have greater financial resources and more established and proprietary trademarks and distribution networks than Saratoga. Saratoga believes that it is able to compete effectively with other bottled water and beverage products because it offers a diverse product line of quality-bottled water at competitive prices. In addition, Saratoga believes that the proximity of its Saratoga Springs, New York facility to several large metropolitan markets, including New York and Boston, enables Saratoga to compete effectively with other east coast regional brands.

PRODUCTION

         Saratoga operates fruit processing and bottling plants in Winter Haven, Florida and Azusa, California. Saratoga also owns a water production and bottling plant in Saratoga Springs, New York.

SUPPLIERS

         The significant raw materials in Saratoga's products are citrus juice, fruit puree and spring water. Saratoga purchases fresh fruit from a number of growers and fruit puree from various suppliers. Alternate supplies of fruit are available from a large number of citrus growers in Florida, California, Arizona, and Texas. Fruit puree are available from a number of companies that specialize in producing these products.

         Saratoga does not manufacture the bottles or packaging for its products. Packaging and bottles are purchased from suppliers that are located throughout the United States. A large number of companies manufacture the packaging products Saratoga uses for its products.
Saratoga is not affiliated with its suppliers.

MAJOR CUSTOMERS

         Saratoga sells to a large number of customers including food service companies, beverage distributors, produce distributors, retail chain grocery, and convenience stores. Saratoga also has toll-packing customers for water and juices.

TRADEMARKS

         "Saratoga" is a registered trademark of Saratoga in the United States and Canada for use in connection with spring water, mineral water, tonic water and ginger ale products. Saratoga has numerous other trademarks, either pending or registered, which include "Jango's", the "Saratoga Vichy" name, "Saratoga Splash" and the Saratoga racetrack oval label used on its bottles and packaging.

         The Fresh Juice Company, Inc., a wholly-owned subsidiary of the Company ("Fresh Juice"), also has numerous trademarks including "Just Pik't" and "The Ultimate Juice".

GOVERNMENT REGULATIONS

         Saratoga and its subsidiaries are subject to certain regulations of federal, state and local government authorities regarding distribution and sale of food products. The Florida Department of Citrus and USDA have a defined inspection program and routinely sample fruit and inspect product. The FDA has performed reviews of the bottled water and fresh juice industry. From time to time various proposals are made for new laws and regulations impacting Saratoga's industry as a whole. It is impossible to predict whether any such proposals will be adopted and the impact, if any, of such adoption on the business of Saratoga. Saratoga believes that it currently is in compliance with all applicable federal, state and local government regulations.

SEASONALITY

         The unit sales of citrus juices are generally greater in the 1st and 2nd quarters due to seasonal factors. Sales of bottled water are generally greater in the 3rd quarter due to seasonal factors.

EMPLOYEES

         As of December 31, 1999, Saratoga and its subsidiaries had 5 part-time and 326 full-time employees, including 244 production, and 87 executive, sales and administrative employees. None of Saratoga's employees are represented by a labor organization, and Saratoga considers its relationship with its employees to be satisfactory.

SUBSEQUENT EVENTS

         On January 5, 2000, the Company entered into a Stock Purchase Agreement and Agreement and Plan of Merger by and among Saratoga, NCP-SBG, L.P., a Delaware limited partnership (the "Purchaser"), and NCP-SBG Recapitalization Corp., a Delaware corporation ("MergerCo"). The merger agreement provides, subject to the approval of the stockholders of Saratoga at a special meeting and subject to the satisfaction or waiver of certain other conditions, that:

o MergerCo will be merged with and into Saratoga, with Saratoga continuing as the surviving corporation of the merger;

o each share of Class A common stock and Class B common stock that is outstanding at the effective time of the merger, excluding:

         o a minimum of 550,000 and a maximum of 700,000 shares of Class A common stock held by certain other stockholders, including the Chief Executive Officer, certain directors of Saratoga and Anthony Malatino, who will convert a minimum of 550,000 and a maximum of 700,000 of their shares of Class A common stock into shares of common stock of the surviving corporation and will continue to be stockholders of Saratoga (such continuing stockholders, the "Continuing Stockholders" and the shares of such Continuing Stockholders that will not be converted into the right to receive $6.00 per share in cash, without interest, the "Rollover Stock"),

         o        shares held by Saratoga as treasury stock, and

         o shares as to which dissenters' rights are perfected in accordance with Delaware law,

         will be converted into the right to receive $6.00 per share in cash, without interest, subject to applicable back-up withholding taxes;

o each share of Rollover Stock will be converted into the right to receive one share of common stock of Saratoga as the corporation surviving the merger; and

o each existing option and warrant, whether vested or unvested, to purchase shares of Class A common stock shall be canceled or repurchased for an amount equal to the excess, if any, of $6.00 per share of Class A common stock purchasable under each option and warrant over the exercise price with respect to each share.

         In connection with the execution of the merger agreement, each Continuing Stockholder entered into a voting agreement with the Purchaser and appointed the Purchaser as his, her or its irrevocable proxy to vote all of his, her or its shares in favor of the merger agreement. The voting agreements are subject to certain terms and conditions and terminate upon termination of the merger agreement, including termination of the merger agreement in connection with the acceptance by Saratoga of a company superior proposal, as defined in the merger agreement. Accordingly, unless the merger agreement is terminated in accordance with its terms, the adoption of the merger agreement by Saratoga's stockholders is expected to occur irrespective of whether or the manner in which Saratoga's other stockholders vote their shares of Class A common stock.

         Saratoga has filed a proxy statement and Schedule 13E-3 pursuant to which proxies will be solicited by and on behalf of the board of directors of Saratoga for use at the special meeting of stockholders. The stockholders of Saratoga will consider and vote upon whether to approve and adopt the merger agreement. Saratoga anticipates that the merger will occur during the second quarter of 2000.

         The proxy statement and Schedule 13E-3 may be viewed on the SEC's Internet site on the World Wide Web at "http://www.sec.gov". WE URGE YOU TO REVIEW THE PROXY STATEMENT AND SCHEDULE 13E-3 CAREFULLY TO OBTAIN ADDITIONAL INFORMATION REGARDING THE MERGER.

ITEM 2.  PROPERTIES

Florida Production Facility and Headquarters

         Fresh Juice owns a facility located at 1000 American Superior Boulevard, Winter Haven, Florida which consists of a 70,000 square foot facility on four acres, 20,000 square feet of which consists of either chilled or freezer space (the "Florida Plant"). The Florida Plant contains the first spiral quick freeze system in the citrus industry. Fresh Juice designed the Florida Plant to be capable of producing fresh squeezed juice, fresh frozen juice and pasteurized juice, in addition to other juice-based beverages. Each segment of the production process is separate and distinct with separate extraction rooms, filling rooms; blending rooms and a separate spiral freeze system for the frozen fresh squeezed juice. The Florida Plant is equipped with a laboratory designed to provide an additional measure of quality control to assist in providing optimal flavor and shelf life for its customers. In January 2000, Saratoga moved its headquarters to the Florida Plant from Saratoga Springs, New York.

New York Production Facility

         Saratoga owns a bottling facility and office space located on 48 acres in Saratoga Springs, New York. The property consists of an approximately 40,000 sq. ft. building, which has been substantially rebuilt since 1985. The carbonated bottling line was installed in 1985 and the PET bottling line was installed in 1994 and substantially upgraded during 1998. Saratoga believes that its insurance policies provide adequate coverage on its facilities and equipment.

Newark Offices and Distribution Facility

         Fresh Juice leases approximately 27,000 square feet of space located at 280 Wilson Avenue, Newark, New Jersey which includes a warehouse with 3,000 square feet of freezer space, 11,000 square feet of cooler space and 7,800 square feet of dry storage space, as well as approximately 5,200 square feet of office space. The lease was executed in November 1997 and provides for an initial term which terminates on August 31, 2007. The lease contains two five-year options to renew which, if exercised, could extend the lease term through August 31, 2012 and August 31, 2017, respectively.

California Offices, Warehouse and Production Facility

         The Fresh Juice Company of California, Inc., leases commercial space in Azusa, California, in which its offices, warehouse and production facility are located. The total amount of leased space is 35,000 square feet, consisting of approximately 3,000 square feet of office space and approximately 32,000 square feet of production and refrigerated warehouse space. The lease is for an initial term which terminates on June 1, 2003. The lease contains one five-year option.

         The facilities are suitable and adequate to support Saratoga's current business.

ITEM 3.  LEGAL PROCEEDINGS

         On December 22, 1999, lawsuits were filed in the Court of Chancery of the State of Delaware by each of Moses Semel, Marian Lustig and Melvin Tepler on their own behalf and as purported class actions on behalf of all security holders of Saratoga, against Saratoga and its directors. The complaints in the three lawsuits are materially identical, and each alleges, among other things, that (1) the $6.00 per share price to be paid in the merger is "unfair and inadequate consideration" because, among other things, (a) "the intrinsic value of the stock of Saratoga is materially in excess of $6.00 per share, giving due consideration to the prospects for growth and profitability of Saratoga in light of its business, earnings and earnings power, present and future," and (b) "the $6.00 per share price was fixed by [Robin Prever, unidentified members of Saratoga management and an undisclosed financial sponsor (the "Buyout Group")] to 'cap' artificially the market price of Saratoga's stock, as part of the plan by the Buyout Group to obtain complete ownership of Saratoga's assets and business at the lowest possible price"; (2) the members of Saratoga's board of directors "suffer from material conflicts of interest" because they are "significant participants in the Buyout Group"; and (3) the members of the Buyout Group are using "superior knowledge" of Saratoga's finances and value
"to effectuate the [purchase of all of

Saratoga's shares not already owned by the Buyout Group for $6.00 per share] at the expense of the Company's public shareholders." Saratoga and the members of its board of directors who have been named as defendants believe that the lawsuits are without merit and intend to defend the lawsuits vigorously. Counsel for the plaintiffs in the three actions have indicated that they intend to seek an Order consolidating the three lawsuits and have agreed to extend the time for the defendants to respond to the complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Class A common stock is traded over-the-counter on the Nasdaq SmallCap Market under the symbol TOGA. The table below sets forth the range of the high and low bid and asked sales prices for the Class A common stock as reported by the Nasdaq SmallCap Market for the periods indicated.

                                                HIGH             LOW
                                                ----             ---
1998
----
         First Quarter                        $3.8750          $2.0625
         Second Quarter                        3.5625           2.7500
         Third Quarter                         3.2500           2.1250
         Fourth Quarter                        2.7500           1.6250
1999
----
         First Quarter                        $3.0000          $2.0000
         Second Quarter                        2.8750           2.0625
         Third Quarter                         3.6875           2.1875
         Fourth Quarter                        6.2500           2.5000

         As of March 8, 2000 the approximate number of Class A common stockholders of record was 2,402 and the number of Class B common stockholders of record was two.

         Since its inception in April 1992, the Company has not paid any cash dividends on its capital stock. The Company anticipates that its future earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the common stock will be paid in the foreseeable future. In addition, payments of dividends on the Class A common stock are restricted by Saratoga's Bank of America credit facility.

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

Background

         The Company was formed in April 1992 in connection with the acquisition of assets from Evian Waters of France. In January 1999, the Company acquired all of the capital stock of Fresh Juice. The transaction was accounted for as a purchase. Results of operations data are presented for the years ended December 31, 1999 and 1998. The Company's fiscal year ends on December 31.

Results of Operations

         The following selected financial data of the Company has been derived from the financial statements and notes thereto of the Company, which are included in this Form 10-KSB.


                                            Year ended         Year ended
                                         December 31, 1999  December 31, 1998
                                         -----------------  -----------------
Statement of Operations Data:
 Total revenue                                 $50,740,691         $8,881,242
 Net Income                                     $1,761,212           $867,146
 Basic EPS                                           $0.34              $0.27
 Diluted EPS                                         $0.32              $0.26

                                            Year ended          Year ended
                                         December 31, 1999   December 31, 1998
                                         -----------------   -----------------

Percentage of Total Revenue:
     Total revenue                                    100%                100%
     Cost of goods sold                                78                  62
                                                      ---                 ---

Gross profit                                           22                  38

Operating expenses:
     Selling, general and administrative               13                  20
     Depreciation, amortization and
     lease expense                                      3                   6
                                                      ---                 ---

  Operating Income                                      6                  12

  Other Expense, net                                   (3)                 (2)
                                                      ---                 ---

  Net Income                                            3%                 10%
                                                      ===                 ===

-----------------------------------------------------------------------------

  Balance Sheet Data:
    Working capital                             $8,484,432         $2,402,837
    Total assets                                41,347,338          7,499,219
    Total indebtedness                          24,129,687          1,570,089
    Accumulated deficit                         (3,834,231)        (5,595,443)
    Total stockholders' equity                  11,990,161          4,390,070

Revenue

         In 1999 revenues increased $41.9 million to $50.7 million from $8.9 million in revenues in 1998. Revenue in 1999 includes eleven months of Fresh Juice results. The increase in revenues, exclusive of the acquisition, was primarily due to an increase in branded water sales.

Gross Profit Margins

         Gross profit increased to $11.4 million in 1999, an increase of $8 million from gross profit of $3.4 million in 1998. Gross profit margin in 1999 includes eleven months of Fresh Juice results subsequent to the acquisition. Gross profit margin decreased from 38% in 1998 to 22.5% in 1999. The overall decrease in gross profit margin is primarily due to Fresh Juice which incurs a higher cost of goods sold. The cost to produce fresh juice includes higher costs for raw materials, including citrus fruit.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses in 1999 were $6.6 million compared to $1.7 million in 1998. Selling, general and administrative expenses, as a percentage of sales, decreased from 20% in 1998 to 13% in 1999. Excluding the acquisition of Fresh Juice, selling, general and administrative expenses in 1999 were comparable to 1998.

Depreciation, Amortization, and Equipment Lease Expense

         Depreciation, amortization and equipment lease expense increased $757,000 to $1.3 million in 1999 from $566,000 in 1998. Depreciation, amortization and lease expense includes eleven months of Fresh Juice results subsequent to the acquisition. Fresh Juice depreciates production plants in Azusa, California and Winter Haven, Florida. Fresh Juice also has a leased distribution facility in Newark, New Jersey. Fruit juice extraction equipment is leased in both production facilities. Amortization includes amortization of goodwill that was recorded related to the Fresh Juice acquisition. As a percentage of sales, depreciation, amortization and lease expense decreased from 6% of sales in 1998 to 3% of sales in 1999.

Other Income (Expense)

         For the year ended December 31, 1999, the Company reported other expense, net of other income, of $1.6 million as compared to other expense, net of other income, of $207,000 reported for the year ended December 31, 1998. Interest income decreased primarily due to a reduction in cash paid in connection with the Fresh Juice acquisition. Interest expense increased due to increased debt financing associated with the Fresh Juice acquisition. Other income recorded includes commissions on certain water products and royalty income on certain Hansen's Juices trademarks.

Income Taxes

         In the year ended December 31, 1999, the Company offset substantially all income taxes through the use of federal income tax loss carryforwards. At December 31, 1999 and 1998, the Company has available approximately $3,238,000 and $2,813,000, respectively, of federal income tax loss carryforwards which may be subject to annual limitations on their usage and begin to expire in the year 2008.

Liquidity and Capital Resources

         As of December 31, 1999, the Company's working capital was $8.5 million including cash and cash equivalents of $474,000, as compared to working capital of $2.4 million and cash and cash equivalents of $2.5 million at December 31, 1998. The current ratio at December 31, 1999 was 2.6 to 1 as compared to 2.5 to 1 at December 31, 1998.

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

         As of January 10, 2000, the Note was converted into 428,571 shares of Class A common stock under the mandatory conversion provision of the Note as the Class A common stock price equaled or exceeded $5.25 for three consecutive trading days.

Onyx Note Receivable

         On December 23, 1997, the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company agreed to loan Onyx up to $800,000 (the "Loan") for working capital and general business purposes. As of December 31, 1998, the Company had loaned and advanced to Onyx a sum of $400,000. All assets of Onyx collateralized the Loan.

         At December 31, 1998, the Company declared a default under the Loan and recorded an allowance of $400,000 for the Loan receivable. On December 1, 1999, the Company agreed to a settlement of $55,785 in four monthly installments. Subsequent to year end, the $55,785 settlement was received.

Debt

         In connection with the acquisition of Fresh Juice, the Company consummated financing with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The financing constituted the principal source of the funds for the acquisition. Availability under the Revolver shall be reduced in $750,000 amounts, the first such reduction occurring on the last business day of the 27th month after January 29, 1999 and each quarterly anniversary thereafter until the revolver maturity date. The revolver will terminate and all remaining amounts outstanding thereunder will be due and payable five years following closing. The term loan facility reduces with eight equal quarterly payments of $1,000,000 the first such payment being due on the last business day of the 63rd month following January 29, 1999 and subsequent payments due on each succeeding quarterly anniversary. The term loan will terminate seven years following closing. The interest rate on the revolving credit facility may be elected from two interest rate bases: floating rate (Federal Funds rate plus 50 basis points or prime rate) or reserve-adjusted Eurodollar rate. The Eurodollar rate will be determined by adding a margin of 100 basis points to the floating rate or 250 basis points to the Eurodollar rate, in both instances using a 360 day basis. At all times the interest rate on the term loan will be calculated as the Eurodollar rate plus 350 basis points, using a 360 day basis. Within one year from January 29, 1999 the Company is required to enter into interest rate hedging agreements to fix or limit its interest rate risk exposure on not less than forty percent of the drawn amount of the facilities and for a term of not less than 3 years. The debt agreement includes administrative and financial covenants, including consolidated leverage ratio, consolidated fixed charge ratio and consolidated interest charge ratio, all as defined.

         The Company has also entered into three interest rate swaps that fix a total of $7,400,000 of debt at interest rates ranging from 5.31% to 6.1925% and have expiration dates ranging from March 1, 2001 through October 19, 2001. The Company enters into these transactions pursuant to the credit agreement and to protect the Company from variable interest rate exposure. The fair value of these swaps is estimated to be approximately $84,000.

         At December 31, 1999, debt consists primarily of $11,000,000 borrowed under the revolving credit line using the 90-day reserve-adjusted Eurodollar rate plus 250 basis points, ranging from 7.73% to 8.10%, $2,600,000 borrowed under the revolving credit line based on prime plus 100 basis points at a rate of 9.25%, $8,000,000 term loan at a Eurodollar rate plus 350 basis points at a rate of 8.98% and a $1,500,000 5% subordinated convertible note.

Acquisition of Fresh Juice Company, Inc. (Unaudited)

         On January 29, 1999, the Company acquired Fresh Juice. Fresh Juice produces, markets and sells fresh squeezed and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages nationally under the brand names "Just Pik't", "Fresh Pik't", "Florida Pik't", "Ultimate" and "Hansen's". The majority of the juice produced by Fresh Juice is fresh squeezed orange juice. The transaction was accounted for as a purchase. The purchase price of $21.4 million was comprised of cash of approximately $16.0 million and 2,133,553 shares of Class A common stock. A portion of the cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. Preliminary estimates anticipate that the purchase price exceeded the fair value of net assets acquired by approximately $18.9 million, which is being amortized on a straight-line basis over 30 years.

         The following summarized unaudited proforma financial information for the years ended December 31, 1999 and 1998 assumes the acquisition had occurred on January 1 of each year:

PRO FORMA INFORMATION (UNAUDITED)
(in millions, except per share data)     1999                      1998
-------------------------------------------------------------------------------
Net sales                              $  53.0                    $46.5
Net income (loss)                          1.8                     (0.8)
Earnings (loss) per share
Basic                                  $   .34                    $(.14)
Fully Diluted                          $   .31                    $(.14)
-------------------------------------------------------------------------------

         For 1998, these amounts include Fresh Juice's results for the year ended November 30, 1998 and the Company's results for the year ended December 31, 1998 after giving effect to certain proforma adjustments. Proforma information includes adjustments for interest expense that would have been incurred to finance the acquisition, amortization of goodwill acquired in the acquisition, increase in inventory and cost of goods sold to fair value, and adjustments to record income taxes at the expected effective rate. For 1999, these amounts include the actual results of Saratoga for the full year and 11 months actual and one month proforma for Fresh Juice. The proforma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired business operated as part of the Company for the entire years ended December 31, 1999 and 1998.

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Saratoga's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Costs incurred by Saratoga to prepare for Year 2000 amounted to approximately $500,000.

         Saratoga relies on systems developed by other parties in regard to its business, accounting and operational software. Saratoga believes that its significant business, accounting and operations software is year 2000 compliant. Additionally, Saratoga assessed the impact of this issue on its production equipment. The new bottling line installed in 1998 is certified year 2000 compliant by the equipment manufacturer. Older manufacturing equipment is relay controlled and is not believed to be affected by the Year 2000 issue. Saratoga evaluated its management information systems, including information technology and non-IT computerized systems and believes it is year 2000 compliant. No Year 2000 issues have emerged to date during 2000.

Risk

         Saratoga relies on third party suppliers for raw materials, transportation, utilities, and other critical services. Company operations could be affected by the interruption of significant suppliers. Saratoga has evaluated the status of suppliers' compliance with year 2000 issues. These evaluations were intended to minimize risk, but cannot eliminate the potential for disruption due to third party failures to be year 2000 compliant. Saratoga has experienced no year 2000 problems to date during 2000.

         Saratoga also is dependent on customers for sales and for cashflow. Interruptions in our customers' operations due to year 2000 could result in decreased revenue, increased inventory and cash flow reductions. Saratoga has evaluated its customers' year 2000 risks, as well as developing alternative sales strategies. Saratoga has experienced no year 2000 problems to date during 2000.

         Despite Saratoga's efforts in regard to the Year 2000 issue, Saratoga's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly manage dates beyond 1999.

New Accounting Standards

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective in 2001. Management believes that the adoption of this pronouncement will not have a significant effect on the financial statements.

ITEM 7.  FINANCIAL STATEMENTS

See Item 13.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 13, 2000, the directors, executive officers and key employees of the Company are as follows:


Name                          Age        Position

Robin Prever (1)              40         President, Chief Executive Officer and
                                         Chairperson of the Board
Adam Madkour                  48         Executive Vice President
Kim A. James                  47         Chief Financial Officer
John A. Morabito              40         Executive Vice President
Jeffrey Heavirland            39         Executive Vice President
Steven Bogen                  43         Director
William Colaianni             52         Director
R. J. Barry Cox               55         Director
Warren Lichtenstein (2)(3)    34         Director
Leonard Toboroff (1)(2)(3)    67         Director
------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Stock Option Committee

         Ms. Prever has been the President and Chief Executive Officer and a director of the Company since its inception in April 1992. Ms. Prever has been the Chairperson of the Board of the Company since December 12, 1995. Ms. Prever was a vice president of Gabelli Asset Management Company, an investment advisory firm, where she was employed from 1986 to 1993. Ms. Prever is an attorney and has been a member of the bar in the State of Florida since 1985.

         Mr. Madkour has been an Executive Vice President and the Chief Operating Officer of the Company since September 1993. Mr. Madkour was general manager of manufacturing for the Deer Park Division of Clorox Inc. since 1987, and is an electrical engineer.

         Mr. James joined the Company in August 1999 as Chief Financial Officer. Mr. James is a CPA who was previously with a privately held citrus flavor and juice processor in Florida since 1994. He was with International Minerals and Chemical Corporation ("IMC") in various financial and administrative management positions from 1977 through 1993. Prior to joining IMC, he was with Arthur Andersen & Co.

         Mr. Morabito has been Executive Vice President of Sales for the Company since January 1999. From June 1993 to January 1999, Mr. Morabito was a director of the Company. In addition to his duties at the Company, Mr. Morabito has been the director of sales development for United Distillers Glenmore, Inc., where he has been employed since 1989. From 1986 through 1989, he was a regional manager for Brown-Foreman Beverage Company and from 1983 through 1986 he was a regional manager for Joseph Victori Wine Company. Prior to that time, Mr. Morabito was employed by each of Foreman Brothers Incorporated and D. Bertoline and Sons as a sales representative.

         Mr. Heavirland became an Executive Vice President of the Company on January 1999 concurrently with the merger between the Company and Fresh Juice. Mr. Heavirland has held several positions with Hansen's Juices, Inc. He was Director of Sales from July 1988 to December 1993; Vice President of Sales and a Director from December 1993 to January 1994; Director, Vice President and Secretary from January 1994 to December 2, 1996. Mr. Heavirland was President, Chief Executive Officer and Assistant Secretary of The Fresh Juice Company of California, Inc. from December 2, 1996 to January 29, 1999. He was also Vice President of Sales and Administration of Fresh Juice from October 1997 to January 1999 and a Director from June 1997 to January 1999.

         Mr. Colaianni became a director of the Company in September 1999. Mr. Colaianni has been a member of Holding Capital Group LLC, a private investment firm, since 1993. Prior to joining Holding Capital Group LLC, Mr. Colaianni was President of Pony Sports and Leisure and Executive Vice President of Adidas USA. Prior to Pony Sports and Leisure, Mr. Colaianni was a Vice President of Bankers Trust.

         Mr. Cox became a director of the Company in January 1999. Mr. Cox has extensive experience in the food and beverage industry, including serving as Chairman of the world-famous Hard Rock Cafe in its formative years as a public company. Mr. Cox was Director for Whitchurch from 1988 - 1995 and a director for the Pelican Group, Inc. from 1991 - 1993.

         Mr. Bogen became a director of the Company in January 1999 concurrently with the merger between the Company and Fresh Juice. Mr. Bogen was Chief Executive Officer of The Ultimate Juice Company, Inc. ("Ultimate Juice"), a juice company, from 1988 to January 1999; Chairman of the Board of Ultimate Juice from 1989 through March 31, 1996; Chairman of the Board of Clear Springs Citrus, Inc. ("Clear Springs") from July 27, 1993 through August 31, 1996; President of Clear Springs from July 27, 1993 through March 11, 1994; Co-Chairman of the Board, Chief Executive Officer and Secretary of Fresh Juice from April 1, 1996 to January 29, 1999.

         Mr. Lichtenstein has been a director of the Company since June 1994. Mr. Lichtenstein has been with Steel Partners II, L.P., a private investment firm that invests in small-cap companies ("Steel Partners"), since 1990. Prior thereto, he was with Ballantrae, a private investment firm, for two years. Mr. Lichtenstein serves as a director of SL Industries, Inc., Synercom Technology Inc. and Gateway Communications, Inc., all of which are publicly-traded companies.

         Mr. Toboroff has been a director of the Company since June 1993 and was elected Chairman of the Board of Company on December 12, 1995. He resigned as Chairman effective November 6, 1996. He has been vice president and vice chairman of the board of Allis-Chalmers Corp., since May 1988. Mr. Toboroff has been a practicing attorney since 1961 and from January 1988 to December 1990 was counsel to Summit Solomon & Feldesman in New York City. He has been a director of Ameriscribe, Inc., a publicly-traded company, since August 1987 and was the chairman and chief executive officer thereof from December 1987 to May 1988. Mr. Toboroff was a director from May 1982 through September 1988, chairman and chief executive officer in June 1982 and vice chairman from June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also an executive vice president and a director of Riddell Sports, Inc. Mr. Toboroff is a director of Banner Industries and Engex Corporation, each of which is a publicly-traded company.

         All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualify. All non-employee directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the Board of Directors. Directors of the Company are also entitled to participate in Saratoga's stock option plan. All non-employee directors receive a fee of 5,000 options per year, and $1,000 for each quarterly meeting attended. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

         As contemplated by the merger agreement and the stockholders agreement, the directors of Saratoga immediately following the merger will consist of four directors nominated by the Purchaser and three directors nominated by Robin Prever, as long as she is the Chief Executive

Officer of the Company or, if Ms. Prever is no longer Chief Executive Officer, then the Continuing Stockholders may nominate one director so long as they own in the aggregate at least 5% of the outstanding common stock of the Company.

Section 16(a) Beneficial Ownership Report Compliance

         Based solely on a review of Forms 3, 4 and 5 and written representations made by each person who, at any time during 1999, was a director, officer, beneficial owner of more than 10% of the Class A common stock, the Company is not aware of any failure of any such person to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during 1999 or prior fiscal years.

ITEM 10. EXECUTIVE COMPENSATION

         To be incorporated by reference to a definitive proxy statement or provided by amendment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of March 1, 2000, certain information with respect to the beneficial ownership of the common stock by (i) each director and nominee for director of the Company, (ii) each person named in the compensation table, (iii) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's voting securities and (iv) all officers, directors and nominees for directors of the Company as a group.


                           Number of Shares of    Percentage Beneficially Owned
                              Common Stock        -----------------------------
Name and Stock Address    Beneficially Owned at                       Of Voting
 of Beneficial Owner        March 1, 2000(1)    Of Shares(1)(2)(3)   Power(2)(3)
 -------------------        -------------       ------------------   -----------
Anthony Malatino (4)(5)       718,127 (12)            12.0%            26.5%
Robin Prever (5)(6)           418,285 (13)             6.9%            13.3%
Adam Madkour (6)               81,716 (14)             1.4%             1.0%
Gayle Henderson (6)             7,793 (15)              *                *
Warren Lichtenstein (7)       552,512 (16)             9.2%             6.8%
John Morabito (6)              25,000 (17)              *                *
Leonard Toboroff (8)          207,500 (18)             3.4%             2.5%
Jeffrey Heavirland (9)         81,106 (19)              *                *
Steven Bogen (10)             389,293 (20)             6.5%             4.8%
R. J. Barry Cox (6)             2,500 (21)              *                *

Kim James (6)                       0 (22)              *                *
William Colaianni (11)         87,500 (23)             1.4%             1.1%
Irene Fonzi (6)                     0                   *                *

All officers and directors  1,853,205                 28.3%            29.3%
as a group
(12 persons)
-----------------
*    Less than 1%.

(1) Based upon 5,460,218 shares of Class A common stock and 522,955 shares of Class B common stock outstanding at March 1, 2000. This table does not include the impact that the execution of the voting agreements by Continuing Stockholders may have had on the beneficial ownership of the Purchaser. Purchaser and MergerCo have informed Saratoga that they beneficially owned no shares of Class A common stock of Saratoga as of January 14, 2000, other than, with respect to the Purchaser, any beneficial ownership which may be attributed to the Purchaser as a result of the execution of the voting agreements.

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

(4) The business address of Mr. Malatino is c/o Morgan Stanley Dean Witter, 340 Broadway, Saratoga Springs, NY 12866.

(5) Ms. Prever and Mr. Malatino were married on February 12, 2000. Each of Ms. Prever and Mr. Malatino disclaim beneficial ownership of the other person's common stock.

(6) The business address of each of Ms. Prever, Ms. Henderson, Mr. Morabito, Mr. Cox, Mr. James and Ms. Fonzi is c/o Saratoga Beverage Group, Inc., 1000 American Superior

         Boulevard, Winter Haven, Florida 33884. The business address of Mr. Madkour is c/o Saratoga Beverage Group, Inc., 11 Geyser Road, Saratoga Springs, New York 12866.

(7) The business address of Mr. Lichtenstein is c/o Steel Partners II, LP, 150 East 52nd Street, 21st Floor, New York, New York 10022.

(8) The business address of Mr. Toboroff is c/o Lincolnshire Management, Inc., 780 3rd Avenue, 40th Floor, New York, NY 10017.

(9) The business address of Mr. Heavirland is c/o The Fresh Juice Company of California, Inc., 875 West Eighth Street, Azusa, CA 91702-2247.

(10) The business address of Mr. Bogen is The Fresh Juice Company of New York, Inc., 280 Wilson Avenue, Newark, NJ 07105.

(11) The business address of Mr. Colaianni is Holding Capital Group, Inc., 10 E. 53rd St., 30th Floor, New York, NY 10022

(12) Includes 363,132 shares of Class A common stock outstanding and 354,995 shares of Class B common stock outstanding.

(13) Includes 100,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 150,325 shares of Class A common stock outstanding and 167,960 shares of Class B common stock outstanding, and excludes 200,000 shares issuable upon options that are not exercisable within 60 days.

(14) Includes 80,666 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 1,050 shares of Class A common stock outstanding, and excludes 19,334 shares issuable upon options that are not exercisable within 60 days.

(15) Includes 6,668 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 1,125 shares of Class A common stock outstanding, and excludes 8,332 shares issuable upon options that are not exercisable within 60 days. March 13, 2000 was Ms. Henderson's last day of employment with Saratoga.

(16) No shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 552,512 shares of Class A common stock outstanding, and excludes 2,500 shares issuable upon options that are not exercisable within 60 days.

(17) Includes 25,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, no shares of Class A common stock are outstanding, and excludes 50,000 shares issuable upon options that are not exercisable within 60 days.

(18) Includes 207,500 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, and excludes 2,500 shares issuable upon options that are not exercisable within 60 days.

(19) Includes 50,000 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 31,106 shares of Class A common stock outstanding, and excludes 50,000 shares issuable upon options that are not exercisable within 60 days.

(20) Includes 2,500 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, 386,793 shares of Class A common stock outstanding, and excludes 2,500 shares issuable upon options that are not exercisable within 60 days.

(21) Includes 2,500 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, no shares of Class A common stock are outstanding, and excludes 4,500 shares issuable upon options that are not exercisable within 60 days.

(22) No shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, no shares of Class A common stock are outstanding, and excludes 20,000 shares issuable upon options that are not exercisable within 60 days.

(23) Includes 87,500 shares of Class A common stock issuable upon exercise of certain options that are exercisable within 60 days, no shares of Class A common stock are outstanding, and excludes 2,500 shares issuable upon options that are not exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 12, 2000, Robin Prever, Chairman of the Board, President and Chief Executive Officer of Saratoga, and Anthony Malatino, the Chairman of the Board of Saratoga until December 12, 1995, were married. Each of Ms. Prever and Mr. Malatino disclaim beneficial ownership of the other person's Saratoga stock. Mr. Malatino and Ms. Prever, entered into a stockholders' agreement, dated as of October 22, 1998, granting each of them the option to purchase all or a portion of the other person's Class B common stock upon the death of such person. Mr. Malatino and Ms. Prever, entered into a voting trust agreement, dated August 17, 1992, as amended in April 1993. This agreement expired in 1998.

         On January 5, 2000, Warren Lichtenstein, a director of Saratoga, exercised options to purchase an aggregate of 95,500 shares of Class A common stock with an aggregate exercise price of $233,920. Mr. Lichtenstein exercised his options using a cashless exercise and, therefore, received 46,254 shares of common stock in exchange for his options.

         On December 23, 1999, Ms. Prever exercised options to purchase 115,000 shares of Class A common stock with an aggregate exercise price of $273,750.

         In February 1998, Steel Partners, an affiliate of Warren Lichtenstein, purchased 275,000 shares of unregistered Class A common stock from Saratoga at a purchase price of $2.25 per share. Steel Partners, an affiliate of Warren Lichtenstein, is a private investment fund that invests in small-cap companies.

         Carl T. Wolf became co-chairman of the board and director in February 1998. At that time, he purchased 175,000 shares of unregistered Class A common stock from Saratoga at a purchase price of $2.25 per share. In connection with his purchase, Mr. Wolf was issued an option to purchase 200,000 shares of Class A common stock at an exercise price of $2.875 per share. Mr. Wolf resigned from the board on April 17, 1998 for personal reasons and, on that date, Saratoga repurchased 150,000 shares of unregistered Class A common stock at a price of $2.25 per share. In connection with Mr. Wolf's resignation, the option was amended to be exercisable for 75,000 shares and the expiration date of the options was extended to February 3, 2003.

         Saratoga also repurchased 100,000 shares of unregistered Class A common stock for $1.62 per share in a private transaction from an unaffiliated stockholder during the first quarter of 1998.

         During the second quarter of 1998, 250,000 shares held in treasury were retired.

         In connection with the execution of the merger agreement, each of Robin Prever, Anthony Malatino, Steven Bogen, Warren Lichtenstein, Steel Partners, Pershing Securities Limited and Jurg Walker entered into voting agreements with the Purchaser.

         On October 13, 1998, Saratoga, Steven Bogen, Robin Prever and Anthony Malatino entered in a stockholder agreement in which it was agreed to vote all of their Saratoga securities to elect, re-elect and prevent any proposed removal of, Mr. Bogen as a member of Saratoga's board. This stockholder agreement shall expire on the earlier of the date (i) that Mr. Bogen directly owns less than 400,000 shares of Class A common stock, (ii) Mr. Bogen is convicted of a felony or a misdemeanor involving moral turpitude, dishonesty, theft or unethical business conduct, or (iii) Mr. Bogen breaches his fiduciary duties, in a material fashion, to Saratoga or its stockholders. The stockholder agreement will terminate upon the effective time of the merger.

ITEM 13. EXHIBITS,  FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         1.       Financial Statements:  See Index To Financial Statements
         2.       Exhibits included herein:

                  a)       Exhibits and Index

Exhibit No.

2.1(1)            (P) Agreement and Plan of Merger
2.2(14)           Stock Purchase Agreement and Agreement and Plan of Merger,
                  dated as of January 5, 2000, by and among Saratoga, NCP-SBG,
                  L.P. and NCP-SBG Recapitalization Corp.
3.1(1)            (P) Restated Certificate of Incorporation of Saratoga
3.2(1)            (P) By-Laws of Saratoga
3.3(10)           Amendment to By-Laws of Saratoga
4.1(1)            (P) Specimen of Class A Stock Certificate
5.1(12)           Opinion of Swidler Berlin Shereff Friedman, LLP
9.1(11)           Restated Voting, Standstill and Proxy Agreement dated as of
                  October 13, 1998
9.2(11)           Stockholder Agreement dated October 13, 1998 by and among
                  Saratoga, Robin Prever, Anthony Malatino and Steven Bogen
10.1(2)+          (P) Employment Agreement entered into by the Registrant and
                  Robin Prever
10.2(1)+          (P) Form of the Saratoga Spring Water Company 1993 Stock
                  Option Plan
10.3(2)+          (P) Consulting Agreement entered into by Saratoga and Leonard
                  Toboroff
10.4(1)           (P) Letter Agreement between Saratoga and Owens-Brockway Glass
                  Containers
10.5(2)           (P) Partnership Agreement, dated July 21, 1993, by and between
                  JNJ Distributors, Inc. and Saratoga Springs Distribution
                  Corp., as amended by Amendment of Partnership Agreement hereto dated November 9, 1993
10.6(2)           (P) Stock Agreement, dated July 21, 1993, by and between JNJ
                  Distributors, Inc. and Saratoga Spring Water Company
10.7(2)           (P) Distribution Agreement, dated March 25, 1993, by and
                  between Joseph Victori Wines, Inc. and JNJ Distributors, Inc.
10.8(5)           Termination Agreement dated as of January 31, 1997 between
                  Saratoga and Triarc
10.9(3)           (P) Cott Co-pack Agreement dated as of June 8, 1995
10.10(4)          Manufacturing and Distribution Agreement, dated as of July 23,
                  1996, by and between Saratoga and Mistic Brands, Inc.
10.11(6)          Bottling Agreement, dated April 16, 1997, by and among
                  Saratoga, Hype Corporation, Hype Beverage Corporation, World
                  Wide Beverage Inc., Hype Water Company, Inc., Hyperholics
                  Inc., R.J. Barry Cox and Nigel Spiro
10.12(6)+         Line of Credit dated as of April 10, 1997 to Saratoga from
                  Robin Prever and Anthony Malatino
10.13(7)          Saratoga Splash Agreement, dated as of June 30, 1997, by and between Saratoga and Mistic Brands, Inc.
10.14(7)          Master Distribution Agreement dated as of June 16, 1997 by and among Saratoga Beverage Group, Inc., Hype Corporation, World
                  Wide Beverage Inc., Global Brands AG, Hype Water Company, Inc.
                  and Hyperholics Inc.

10.15(8)          Loan Agreement, Securities Purchase Agreement, Secured
                  Promissory Note, and Warrants for Messrs. Holliday, Merhi and
                  Barr in connection with the loan to Onyx Management Services,
                  LLC
10.16(9)+         Securities Purchase Agreement dated February 12, 1998 between
                  Saratoga and Carl T. Wolf
10.17(9)+         Stock Option Agreement dated February 25, 1998 between
                  Saratoga and Steel Partners II, L.P.
10.18(9)+         Securities Purchase Agreement dated February 25, 1998 between
                  Saratoga and Carl T. Wolf
10.19(9)          Option Agreement dated March 16, 1998 between Saratoga and
                  Steven Smith
10.20(9)          Letter agreement dated March 29, 1998 between Saratoga and The
                  Fresh Juice Company, Inc.
10.21(9)+         Amended and Restated Stock Option Agreement dated April 17,
                  1998 between Saratoga and Carl T. Wolf
10.22(9)          Letter agreement dated April 24, 1998 between Saratoga and The
                  Fresh Juice Company, Inc.
10.23(11)+        Form of the Saratoga Beverage Group, Inc. 1998 Stock Option
                  Plan
10.24(12)         Commitment letter dated September 24, 1998 between Saratoga and NationsBank, N.A.
10.25(11)         Restated Agreement and Plan of Merger dated as of October 13,
                  1998 by and among Saratoga, Rowale Corp. and The Fresh Juice
                  Company, Inc.
10.26(11)+        Employment Agreement dated October 13, 1998 between Saratoga and Jeffrey Heavirland
10.27(11)         Letter agreement dated October 13, 1998 among Saratoga, Fresh
                  Juice and Steven Smith (amending the agreement set forth in
                  Exhibit 10.30 hereof)
10.28(12)+        Letter agreements dated December 2, 1998 among Saratoga, Fresh
                  Juice and Steven Bogen (amending the agreement set forth in
                  Exhibit 10.31 hereof)
10.29(12)+        Letter agreement dated December 2, 1998 among Saratoga, Fresh
                  Juice and Jeffrey Heavirland
10.30(12)         Employment Agreement effective April 1, 1996 between The Fresh
                  Juice Company, Inc. and Steven Smith
10.31(12)         Employment Agreement effective April 1, 1996 between The Fresh
                  Juice Company, Inc. and Steven M. Bogen
10.32(12)         Supply Agreement dated March 31, 1996 between The Fresh Juice
                  Company, Inc. and Natural Juice Company, Inc.
10.33(12)         Agreement of Lease dated November 24, 1997 between The Fresh
                  Juice Company of New York, Inc. and 280 Wilson Avenue
                  Associates, L.L.C. and guaranteed by The Fresh Juice Company,
                  Inc.
10.34(12)         Industrial Real Estate Lease dated June 17, 1992 between
                  Hansen's Juices, Inc. and Pruco Life Insurance Company
10.35(14)         Form of Voting Agreements, dated as of January 5, 2000, by and between NCP- SBG, L.P. and each of the other parties thereto.

10.36(14)         Employment Agreement, dated as of January 5, 2000, by and
                  between Saratoga Beverage Group, Inc. and Robin Prever.
10.37(14)         Non-Competition Agreement, dated as of January 5, 2000, by and between Saratoga Beverage Group, Inc. and Robin Prever.
10.38(14)         Stockholders Agreement, dated as of January 5, 2000, by and among Saratoga Beverage Group, Inc. and the other parties
                  thereto.
10.39(14)         Registration Rights Agreement, dated as of January 5, 2000, by and among Saratoga Beverage Group, Inc. and the other parties thereto.
10.40(14)         Consulting Agreement, dated as of January 5, 2000, by and
                  between Saratoga Beverage Group, Inc. and North Castle
                  Partners, L.L.C.
10.41(13)         Assignment and Agreement, dated September 22, 1999 by The
                  Fresh Juice Company, Inc. and Hansen Beverage Company.
21.1(11)          Subsidiaries of Saratoga
25.1(13)          Credit Agreement by and among Saratoga Beverage Group, Inc., as Borrower, NationsBank, National Association, as Agent and
                  Lender and The Lenders Party Thereto from time to time, dated
                  January 29, 1999
25.2(13)          Robin Prever Employment Agreement dated January 28, 1999
27.0(15)          Financial Data Schedule

-------------
(1) Incorporated herein by reference to Saratoga's Registration Statement on Form SB-2 filed with the SEC on June 16, 1993 (Registration No. 33-62038NY).
(2) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 30, 1994.
(3) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 29, 1996.
(4) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on November 12, 1996.
(5) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on April 15, 1997.
(6) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on May 13, 1997.
(7) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on August 8, 1997.
(8) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 20, 1998.
(9) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on May 11, 1998.
(10) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on August 5, 1998.
(11) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on November 5, 1998.
(12) Incorporated herein by reference to Saratoga's Registration Statement on Form S-4 filed with the SEC on December 24, 1998 (Registration No. 33-369707).

(13)              Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 31, 1999.
(14)              Incorporated herein by reference to Saratoga's Schedule 13E-3 filed with the SEC on January 21, 2000.
(15)              Filed herewith.
(+)               Management agreement.
(P)               Paper filing.

(b) Current Reports on From 8-K: Form 8-K with event dates of November 22, 1999 and January 6, 2000. The November 22, 1999 Form 8-K included audited financial statements of Fresh Juice for the year ended November 30, 1998. The January 6, 2000 Form 8-K included a press release issued by the Company regarding the execution of a Stock Purchase Agreement and Plan of Merger on January 5, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2000                     SARATOGA BEVERAGE GROUP, INC.


                                          By:/s/  Robin Prever
                                             -----------------------------------
                                                  Robin Prever, President


                                          By: /s/ Kim A. James
                                             -----------------------------------
                                                  Kim A. James, Chief Financial
                                                  Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.



Signature                    Capacities                        Date

/s/ Robin Prever             President, Chief Executive        March 27, 2000
--------------------------   Officer and Chairperson of the
Robin Prever                 Board of Directors

/s/ Kim A. James             Chief Financial Officer           March 27, 2000
--------------------------
Kim A. James

/s/ Steven Bogen             Director                          March 27, 2000
--------------------------
Steven Bogen

/s/ William Colaianni        Director                          March 27, 2000
--------------------------
William Colaianni

                             Director                          March 27, 2000
--------------------------
R. J. Barry Cox

/s/ Warren Lichtenstein      Director                          March 27, 2000
-----------------------
Warren Lichtenstein

/s/ Leonard Toboroff         Director                          March 27, 2000
--------------------------
Leonard Toboroff

 ITEM 13.         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     Page
Report of Independent Accountants................................................... F-2

Consolidated balance sheets as of December 31, 1999 and 1998........................ F-3

Consolidated income statements for the years ended December 31, 1999 and 1998....... F-4

Consolidated statements of stockholders' equity for the years ended December 31,     F-5
1999 and 1998.......................................................................

Consolidated statements of cash flows for the years ended December 31, 1999 and      F-6
1998................................................................................

Notes to consolidated financial statements ......................................... F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Saratoga Beverage Group, Inc. and Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Saratoga Beverage Group Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

March 3, 2000
Albany, New York

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,                DECEMBER 31,
                                                                                 1999                       1998
                                                                         -------------------          -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $   473,796                 $2,576,873

    Accounts receivable, net of allowance for doubtful accounts of
               $281,163 in 1999 and $12,955 in 1998                                6,188,016                    874,821
    Inventories                                                                    6,182,611                    473,265
    Income taxes receivable                                                          644,427                  -
    Prepaid expenses and other current assets                                        252,274                     32,471
    Current portion of notes receivable                                              143,750                  -
                                                                         -------------------          -----------------
         Total current assets                                                     13,884,874                  3,957,430

Property, plant and equipment, net                                                 7,800,076                  1,501,953
Deferred financing costs, net                                                        741,525                    911,607
Notes receivable, net of allowance of $0 and $400,000 in 1999 and 1998,              127,404                  -
respectively
Deferred acquisition costs                                                        -                             762,890
Goodwill, net                                                                     18,413,626                  -
Other intangibles, net                                                               247,272                  -
Other assets, net                                                                    132,561                    365,339
                                                                         -------------------          -----------------

         TOTAL ASSETS                                                            $41,347,338                 $7,499,219
                                                                         ===================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued liabilities                                   $5,209,181                 $1,539,060
       Short-term debt and current portion of obligation under
                  capital lease                                                      172,952                     15,533
       Other current liabilities                                                      18,309                  -
                                                                         -------------------          -----------------

         Total current liabilities                                                 5,400,442                  1,554,593

Long-term debt, net of current portion                                            21,941,773                     54,556
5% subordinated convertible note                                                   1,500,000                  1,500,000
Other liabilities                                                                    514,962                  -

                                                                         -------------------          -----------------
         TOTAL LIABILITIES                                                        29,357,177                  3,109,149
                                                                         -------------------          -----------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
    Class A common stock, $.01 par value; 50,000,000 shares
      authorized; 5,004,692 and 2,676,139 shares issued in 1999 and
      1998, respectively                                                              50,047                     26,761
    Class B convertible common stock, $.01 par value; 2,000,000 shares authorized; 522,955 shares issued and outstanding in
      1999 and 1998                                                                    5,230                      5,230
    Paid-in capital                                                               15,769,115                  9,953,522
    Accumulated deficit                                                           (3,834,231)                (5,595,443)
                                                                         -------------------          -----------------

         TOTAL STOCKHOLDERS' EQUITY                                               11,990,161                  4,390,070
                                                                         -------------------          -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $41,347,338                 $7,499,219
                                                                         ===================          =================

The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                            YEAR ENDED         YEAR ENDED
                                                           DECEMBER 31,       DECEMBER 31,
                                                               1999               1998
Total Revenue                                               $50,740,691         $8,881,242


Cost of Goods Sold, exclusive of
depreciation, amortization, and
equipment lease expense shown
separately below                                             39,337,680          5,522,934
                                                          -------------      -------------



Gross Profit                                                 11,403,011          3,358,308
                                                          -------------      -------------



Operating Expenses:
Selling, general and administrative                           6,585,553          1,699,807
Depreciation, amortization, and
equipment lease expense                                       1,323,450            566,317
                                                          -------------      -------------
                                                              7,909,003          2,266,124
                                                          -------------      -------------

Operating Income                                              3,494,008          1,092,184
                                                          -------------      -------------

Other Income (Expense):
Miscellaneous income                                            137,619            103,538
Interest income                                                  55,766            169,331
Interest expense                                            (1,835,477)           (80,307)
Net gain on disposal of equipment                                14,116              -
Provision for (loss) on note receivable                           -              (400,000)
                                                          -------------      -------------
    Other Income (Expense), net                             (1,627,976)          (207,438)
                                                          -------------      -------------


Income before income taxes                                    1,866,032            884,746
Provision for income taxes                                      104,820             17,600
                                                          -------------      -------------
Net Income                                                   $1,761,212           $867,146
                                                          =============      =============

Per Share Information (Aggregate of
Class A and Class B shares):
Basic earnings per share                                          $0.34              $0.27
Diluted earnings per share                                        $0.32              $0.26

The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                  CLASS A      CLASS B       PAR          PAID-IN      ACCUMULATED     TREASURY
                                  SHARES       SHARES       VALUES        CAPITAL        DEFICIT        STOCK          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998         2,407,039     562,055       29,691      9,346,922      (6,462,589)      -            2,914,024

Conversion of Class B into
Class A common stock                39,100     (39,100)
Purchase of treasury stock                                                                             (499,500)       (499,500)
Retirement of treasury stock      (250,000)                  (2,500)      (497,000)                     499,500
Exercise of stock options           30,000                      300         37,200                                       37,500
Issuance of Class A shares         450,000                    4,500      1,008,000                                    1,012,500
Issuance of stock options in
  connection with acquisition                                               58,400                                       58,400
Net Income                                                                                 867,146                      867,146
                                -----------------------------------------------------------------------------------------------

Balance, December 31, 1998       2,676,139     522,955      $31,991     $9,953,522     $(5,595,443)     $ -          $4,390,070
                                -----------------------------------------------------------------------------------------------


Exercise of stock options          195,000                    1,950        503,050                                      505,000
Issuance of Class A shares in
  connection with acquisition    2,133,553                   21,336      5,312,543                                    5,333,879
Net Income                                                                               1,761,212                    1,761,212
                                -----------------------------------------------------------------------------------------------


Balance, December 31, 1999       5,004,692     522,955      $55,277    $15,769,115     $(3,834,231)     $ -         $11,990,161
                                ===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED           YEAR ENDED
                                                                  DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                              $1,761,212             $867,146
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                            1,379,530              435,564
Provision for loss on note receivable                                         -                 400,000
Provision for doubtful accounts                                            223,574              (47,971)
Gain on disposal of fixed assets                                           (14,116)                -
Changes in operating assets and liabilities:
  Accounts receivable                                                     (922,853)            (137,076)
  Inventories                                                           (3,083,536)            (112,595)
  Prepaid expenses and other current assets                                118,059               (2,478)
  Accounts payable and accrued liabilities                              (2,907,127)            (737,126)
                                                                  ----------------    -----------------
Net cash provided by (used in) operating activities                     (3,445,257)             665,464
                                                                  ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired                                      (14,219,653)                -
Proceeds from sale of trademark                                            343,750                 -
Sale purchase of short term investments                                       -               1,153,915
Proceeds received from notes receivable                                    200,280                 -
Issuance of notes receivable                                                  -                (100,000)
Purchase of property, plant and equipment                               (1,503,841)            (328,350)
Deferred acquisition costs                                                    -                (126,452)
Increase in intangibles and other assets                                  (186,465)            (347,290)
                                                                  ----------------    -----------------
Net cash provided by (used in) investing activities                    (15,365,929)             251,823
                                                                  ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowing                                       22,106,705                 -
Payment of deferred financing costs                                           -                (448,000)
Principal payments on long term debt, excluding capital lease           (5,617,976)                -
obligations
Principal payments on capital lease obligations                            (11,870)             (10,887)
Proceeds from issuance of common stock                                        -               1,012,500
Proceeds from the exercise of stock options                                231,250               37,500
Purchase of treasury stock                                                    -                (499,500)
                                                                  ----------------    -----------------
Net cash provided by financing activities                               16,708,109               91,613
                                                                  ----------------    -----------------

Increase (decrease) in cash and cash equivalents                        (2,103,077)           1,008,900
Cash and cash equivalents at beginning of period                         2,576,873            1,567,973
                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                               $ 473,796           $2,576,873
                                                                  ================    =================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
 Income taxes paid                                                         $11,475              $29,161
                                                                  ================    =================
 Interest paid                                                          $1,658,103              $77,380
                                                                  ================    =================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Acquisition of equipment under capital lease and note                         -                 $73,070
                                                                  ================    =================
Stock options issued in connection with acquisition                           -                 $58,400
                                                                  ================    =================
 Accrued acquisition and financing costs                                      -                $993,297
                                                                  ================    =================

The accompanying notes are an integral part of the consolidated financial statements.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

COMPANY'S ACTIVITIES:

         Saratoga Beverage Group, Inc. (the "Company") is primarily engaged in the manufacturing, marketing, and distribution of fresh squeezed and frozen fresh squeezed citrus juices, fresh fruit smoothies, which are blends of juices and puree, and other non-carbonated beverages marketed under the labels "Fresh Pik't," "The Fresh Juice Company," "Hansen's Juices," "The Ultimate Juice" and "Just Pik't," and the production of sparkling and noncarbonated spring water products including Saratoga Splash.

         On January 29, 1999 the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). The 1999 financial statements include the results of operations of the combined companies from that date. The 1998 financial statements include the Company and its wholly-owned subsidiary, Rowale Corp., which was incorporated in the State of Delaware on March 2, 1998. All significant inter-company balances and transactions have been eliminated.

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

REVENUE RECOGNITION:

         Revenue is recognized upon shipment of merchandise to a customer.

CASH EQUIVALENTS:

         The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include investments in money market funds. These investments are stated at cost, which approximate market value.

INVENTORIES:

         Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out method.

PROPERTY, PLANT, EQUIPMENT AND INTANGIBLE ASSETS:

         Property, plant, equipment and intangible assets are carried at cost less allowance for accumulated depreciation and amortization. The cost of properties held under capital leases are equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Significant additions or improvements extending the assets' useful lives are capitalized. Normal maintenance and repair costs are expensed as incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and resulting gain or loss is recognized.

         Depreciation is computed by the straight-line method at rates based upon the estimated service life of the various classes of assets (3 to 32 years).

INTANGIBLES:

         Deferred financing costs related to the 5% subordinated convertible note are being amortized over three years, the life of the Note. Also included in deferred financing costs at December 31, 1999 are costs associated with financing of the acquisition of Fresh Juice (see note 16). Goodwill is amortized on a straight-line basis over 30 years.

         The Company evaluates impairment of intangible and long-lived assets whenever circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the assets exceeds its fair value.

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

         In the years ended December 31, 1999 and 1998, the Company offset substantially all income taxes through the use of federal income tax loss carryforwards. At December 31, 1999 and 1998 the Company has available approximately $3,238,000 and $2,813,000, respectively, of federal income tax loss carryforward which may be subject to annual limitations on their usage and begin to expire in the year 2008. A tax benefit has not been recognized because a valuation allowance has been recorded for the entire amount of the deferred tax asset related to the net operating loss carryforward. As of December 31, 1999 the valuation allowance was $936,000, a decrease of $7,000 from the prior year amount of $943,000.

PER SHARE DATA:

         In accordance with Financial Accounting Standard No. 128 (FAS 128) "Earnings Per Share," net income/(loss) per share is computed using the weighted average number of shares of the aggregate Class A and Class B common stock outstanding during each year. Diluted net income (loss) per share includes the effect of all potentially dilutive securities. Earnings per share amounts for all periods presented have been computed in accordance with this Standard.

STOCK-BASED COMPENSATION:

         Under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company elected to continue using the intrinsic value method to account for its stock-based compensation plans. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 12).

RECLASSIFICATION:

         Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NEW ACCOUNTING STANDARDS:

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this standard will have no material impact on the financial statements of the Company.

2.       EARNINGS PER SHARE

         The calculation of aggregate Class A and Class B earnings per share is as follows:


                                           1999                 1998
                                           ----                 ----

Numerator
Net income                              $1,761,212  Basic     $ 867,146  Basic
Impact of potential common shares:
         Interest expense on 5%
         subordinated convertible note      75,000               75,000
                                        ----------            ---------

                                        $1,836,212  Diluted   $ 942,146  Diluted

Denominator
    Weighted-average
    outstanding shares                   5,175,114  Basic     3,166,327  Basic

    Impact of potential common shares:
         Stock options                      93,930               74,282
         Convertible debt                  428,571              428,571
                                         ---------            ---------

                                         5,697,615  Diluted   3,669,190  Diluted
                                         =========            =========

         Outstanding warrants and options for 153,988 and 230,158 shares of stock in 1999 and 1998 respectively were not included in the calculation of earnings per share because they were considered to be anti-dilutive.

3.       INVENTORIES

         Inventories consist of the following:


                                        1999                  1998
                                        ----                  ----

Raw Materials                          $1,383,622              $152,459
Finished Goods                          4,789,989               320,806
                                   --------------        --------------

Total Inventories                      $6,182,611              $473,265
                                   ==============        ==============


4.       PROPERTY, PLANT, AND EQUIPMENT

         Balances of major classes of assets and allowances for depreciation and amortization are as follows:


                                         1999                  1998
                                         ----                  ----

Land                                      $333,892              $303,892
Building & improvements                  3,432,913               718,265
Machinery & equipment                    5,687,300             2,340,635
Computer equipment                         242,879                71,946
Furniture & fixtures                       186,027               121,198
Equipment under capital lease               62,814                62,814
Construction in progress                   501,818                 3,717
                                    --------------        --------------
                                        10,447,643             3,622,467
Less:
Accumulated depreciation               (2,585,529)           (2,110,450)
Accumulated amortization                  (62,038)              (10,064)

                                    --------------        --------------
                                        $7,800,076            $1,501,953
                                    ==============        ==============

         Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 1999 and 1998 was $558,263 and $400,497 respectively.

5.       NOTE RECEIVABLE

         On December 23, 1997 the Company and Onyx Management Services, LLC ("Onyx") entered into a loan agreement whereby the Company agreed to loan Onyx up to $800,000 (the "Loan") for working capital and general business purposes. As of December 31, 1998 the Company had loaned and advanced to Onyx a sum of $400,000. All assets of Onyx collateralize the Loan.

         At December 31, 1998 the Company declared a default under the Loan and recorded an allowance of $400,000 for the Loan receivable. On December 1, 1999, the Company agreed to a settlement of $55,785 in four monthly installments. Subsequent to year end, the $55,785 settlement was received.

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of:


                                        1999                   1998
Accounting payable, trade              $4,132,139             $1,159,632
Accruals related to raw                   548,594                     __
materials purchases
Accrued                                   175,904                 67,909
salaries/commissions
Other                                     352,544                311,519
                                  --------------------------------------
                                       $5,209,181             $1,539,060
                                  ======================================


7.       INDEBTEDNESS

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

         As of January 10, 2000, the Note was converted into 428,571 shares of Class A common stock under the mandatory conversion provision of the Note as the Class A common stock price equaled or exceeded $5.25 for three consecutive trading days.

         Global Financial Group, Inc. acted as placement agent in connection with the offering of the Note and, in connection therewith, received a cash commission in the amount of $80,750 and was issued a warrant to acquire 30,000 shares of Class A common stock for an exercise price of $3.50 per share. The warrant was determined to have a fair value of $22,800, using the Black Scholes valuation method. The financing costs have been deferred and are being amortized over the life of the Note, three years.

         In connection with the acquisition of Fresh Juice, the Company consummated financing with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The financing constituted the source of the funds for the acquisition. Availability under the revolving credit facility shall be reduced in $750,000 amounts, the first such reduction occurring on the last business day of the 27th month after January 29, 1999 and each quarterly anniversary thereafter until the revolver maturity date. The facility will terminate and all remaining amounts outstanding thereunder will be due and payable five years following closing.

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

         The Company has also entered into three interest rate swaps that fix a total of $7,400,000 of debt at interest rates ranging from 5.31% to 6.1925% and have expiration dates ranging from March 1, 2001 through October 19, 2001. The Company enters into these transactions pursuant to the credit agreement and to protect the Company from variable interest rate exposure. The fair value of these swaps is estimated to be approximately $84,000.

         At December 31, 1999, debt consists primarily of $11,000,000 borrowed under the revolving credit line using the 90-day reserve-adjusted Eurodollar rate plus 250 basis points, ranging from 7.73% to 8.10%, $2,600,000 borrowed under the revolving credit line based on prime plus 100 basis points at a rate of 9.25%, $8,000,000 term loan at a Eurodollar rate plus 350 basis points at a rate of 8.98% and a 5% subordinated convertible note.

Principal maturities of long-term debt, including capital leases, for the five years subsequent to December 31, 1999 are as follows:


2000                 $    172,952
2001                    3,044,845
2002                    3,248,997
2003                    3,012,976
2004                    7,000,000
Thereafter              5,634,955
                     ------------
                     $ 22,114,725
Less: current            (172,952)
portion:
                     ------------

Long term            $ 21,941,773
debt, net of
current
portion
                     ============


8.       COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under capital leases and non-cancelable operating leases at December 31,


Year Ended                     Operating Leases

2000                              $   925,852
2001                                  637,131
2002                                  565,865
2003                                  557,256
2004                                  463,750
Thereafter                            693,862
                               ----------------

                                  $3,843,716
                               ================


         Rental expense for the years ended December 31, 1999 and December 31, 1998 was $1,080,385 and $130,754, respectively.

         In June 1993, the Company entered into an employment agreement with its president and chief executive officer (the "Executive") providing for annual compensation of $125,000. The agreement provided for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit in each contract year. On January 28, 1999, the Company entered into a new four-year employment agreement with its president, chief executive officer and chairperson of the Board (and a director), providing for annual compensation of $200,000. The compensation committee of the Board of Directors of the Company shall set goals on an annual basis for the Executive's performance as an officer of the Company, and shall cause the Company to pay to an annual bonus in addition to the salary based on the achievement by the Executive of such goals. Non-qualified stock options to purchase 300,000 shares of Class A common stock were issued with an exercise price of $2.438 per share as part of this agreement and shall vest over a three year period from the date of grant at a rate of 33% per year, commencing with the first anniversary of the date of grant. Executive's vested stock options shall be exercisable for a period of ten (10) years from the date of issuance.

         On December 22, 1999, lawsuits were filed in the Court of Chancery of the State of Delaware by each of Moses Semel, Marian Lustig and Melvin Tepler on their own behalf and as purported class actions on behalf of all security holders of Saratoga, against Saratoga and its directors. The complaints in the three lawsuits are materially identical, and each alleges, among other things, that (1) the $6.00 per share price to be paid in the merger is "unfair and inadequate consideration" because, among other things, (a) "the intrinsic value of the stock of Saratoga is materially in excess of $6.00 per share, giving due consideration to the prospects for growth and profitability of Saratoga in light of its business, earnings and earnings power, present and future," and (b) "the $6.00 per share price was fixed by [Robin Prever, unidentified members of Saratoga management and an undisclosed financial sponsor (the "Buyout Group")] to 'cap' artificially the market price of Saratoga's stock, as part of the plan by the Buyout Group to obtain complete ownership of Saratoga's assets and business at the lowest possible price"; (2) the members of Saratoga's board of directors "suffer from material conflicts of interest" because they are "significant participants in the Buyout Group"; and (3) the members of the Buyout Group are using "superior knowledge" of Saratoga's finances and value "to effectuate the [purchase of all of Saratoga's shares not already owned by the Buyout Group for $6.00 per share] at the expense of the Company's public shareholders." Saratoga and the members of its board of directors who have been named as defendants believe that the lawsuits are without merit and intend to defend the lawsuits vigorously. Counsel for the plaintiffs in the three actions have indicated that they intend to seek an Order consolidating the three lawsuits and have agreed to extend the time for the defendants to respond to the complaints.

9.       RELATED PARTY TRANSACTIONS

         At December 31, 1999 and 1998, the Company's cash and cash equivalent balance includes approximately $224,373 and $2,506,177 respectively in a money market account and short term investments with Morgan Stanley Dean Witter. A principal stockholder of the Company is an officer of Morgan Stanley Dean Witter.

10.      PREFERRED STOCK

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

11.      COMMON STOCK

         The Class A common stock and the Class B common stock are identical, except that the holder of each share of Class A common stock is entitled to one vote, and the holder of each share of Class B common stock is entitled to five votes on each matter submitted to stockholder vote. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Subject to certain limited exceptions, each share of Class B common stock will automatically be converted into one share of Class A common stock upon any sale or transfer thereof or upon the death of the Class B common stockholder. At December 31, 1999, 522,955 shares of class A common stock are reserved for issuance upon conversion of Class B shares.

12.      STOCK OPTIONS AND WARRANTS

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

         Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) ("ISOs") or non-qualified stock options. The purchase price of the Shares made subject to an option shall be determined by the Committee at the time of grant, provided that the purchase price of incentive stock options may not be, and the price of non-qualified options generally will not be, less than the fair market value of the Class A common stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Committee, which will generally provide that no option may be exercised after ten years from the date of grant. If an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the ISO cannot exceed five years from the date of grant.

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

     The following relates to stock options outstanding at December 31, 1999:



                                           OUTSTANDING                                EXERCISABLE
                                -------------------------------------------------------------------------------------

                                                                        WEIGHTED                           WEIGHTED
                                                     WEIGHTED           AVERAGE                             AVERAGE
          EXERCISE                NUMBER OF           AVERAGE           EXERCISE         NUMBER OF         EXERCISE
         PRICE RANGE                SHARES           LIFE (A)            PRICE            SHARES             PRICE
------------------------------------------------------------------------------------------------------------------------
        $0.94 --  2.50              957,062               8.9             $2.39           356,398             $2.27
        $2.51 --  5.00              132,988               5.8              3.23           127,488              3.24
        $7.51 -- 10.00                1,000               3.9              8.75             1,000              8.75
                                      -----                                                 -----
            Total                 1,091,050               8.5              2.50           484,886              2.54
                                  =========                                               =======

         (a) Average remaining contractual life in years.

         The following activity occurred during 1999 and 1998 with respect to options granted under the Company's stock option plans:

                                                             1999                                1998
                                              -----------------------------------------------------------------------

                                                                    WEIGHTED                            WEIGHTED
                                                                    AVERAGE                              AVERAGE
                                                  SHARES         EXERCISE PRICE        SHARES        EXERCISE PRICE
                                              -------------------------------------------------------------------------
Outstanding on January 1                             577,220             $2.59            359,839            $5.02
Granted at fair value                                749,500              2.47            437,501             2.37
Exercised                                            195,000              2.45             30,000             1.25
Expired                                               40,670              2.69            190,120             6.74
                                              --------------                       --------------
Outstanding on December 31                         1,091,050              2.50            577,220             2.59
                                              ==============                       ==============
Exercisable on December 31                           484,886              2.54            406,220             2.74
                                              ==============

         Shares available for grant were 144,606 and 853,436 at December 31, 1999 and December 31, 1998, respectively.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation expense has been recognized for employee option grants (SFAS No. 123). Had compensation cost for the stock option plans been determined based on the fair value at the grant dates, for awards under the plan, the Company's net income and net income per share would have been reduced as follows:


  YEAR ENDED DECEMBER 31               1999                    1998
------------------------------------------------------------------------
Net income (loss)
  As reported                       $1,761,212                 $867,146
  Pro forma                           $980,062                 $465,148
Earnings per share
  Basic EPS as reported                  $0.34                    $0.27
  Diluted EPS as reported                $0.32                    $0.26
  Pro forma Basic EPS                    $0.19                    $0.15
  Pro forma Diluted EPS                  $0.18                    $0.13

         The fair value of each option grant is estimated on the date of grant using the Black- Scholes Option - pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively; dividend yields of 0 percent for both years; expected volatility of 90.5 percent for 1999 and 88.9 percent for 1998; risk-free interest rates of 4.8 and 5.6 percent for 1999 and 1998, respectively; and expected lives of five years for both years. The weighted-average fair value of options granted was $2.44 and $2.36 for the years ended December 31, 1999 and 1998, respectively. The impact of SFAS No. 123 may not be representative of the effect on future years because options vest over several years and additional option grants may be made each year.

         On January 5, 2000, the Company entered into a Stock Purchase Agreement and Agreement and Plan of Merger by and among Saratoga, NCP-SBG, L.P., a Delaware limited partnership (the "Purchaser"), and NCP-SBG Recapitalization Corp., a Delaware corporation ("MergerCo"). The merger agreement provides, subject to the approval of the stockholders of Saratoga at a special meeting and subject to the satisfaction or waiver of certain other conditions, that:

o MergerCo will be merged with and into Saratoga, with Saratoga continuing as the surviving corporation of the merger;

o each share of Class A common stock and Class B common stock that is outstanding at the effective time of the merger, excluding:

         o a minimum of 550,000 and a maximum of 700,000 shares of Class A common stock held by certain other stockholders, including the Chief Executive Officer, certain directors of Saratoga and Anthony Malatino, who will convert a minimum of 550,000 and a maximum of 700,000 of their shares of Class A common stock into shares of common stock into shares of common stock of the surviving corporation and will continue to be stockholders of Saratoga (such continuing stockholders, the "Continuing Stockholders" and the shares of such Continuing Stockholders that will not be converted into the right to receive $6.00 per share in cash, without interest, the "Rollover Stock"),

         o        shares held by Saratoga as treasury stock, and

         o shares as to which dissenters' rights are perfected in accordance with Delaware law,

will be converted into the right to receive $6.00 per share in cash, without interest, subject to applicable back-up withholding taxes;

o each share of Rollover Stock will be converted into the right to receive one share of common stock of Saratoga as the corporation surviving the merger; and

o each existing option and warrant, whether vested or unvested, to purchase shares of Class A common stock shall be canceled or repurchased for an amount equal to the excess, if any, of $6.00 per share of Class A common stock purchasable under each option and warrant over the exercise price with respect to each share.

13.      EMPLOYEE BENEFIT PLAN

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

         Effective January 1, 1998, Fresh Juice instituted a 401(k) matching program pursuant to which Fresh Juice matched twenty-five percent (25%) of each eligible employee's contributions limited to a maximum match of two percent (2%) of the employee's compensation but no greater than the maximum allowed by law.

         Total Company (through the Company and Fresh Juice) contributions for 1999 and 1998 were $43,653 and $11,691, respectively. The Company's management is in the process of combining the two plans.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS:

         The carrying amount of cash and cash equivalents at December 31, 1999 and 1998 was

$473,796 and $2,576,873, respectively, which approximates fair value because of the short maturity of those financial instruments.

DEBT:

         The carrying amount of long-term debt at December 31, 1999 and 1998 was $23,956,735 and $1,554,556, respectively, which approximate fair value. The fair value of these financial instruments was based on the Company's current borrowing rates for similar types of borrowing arrangements.

15.      CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. At December 31, 1999 and 1998, approximately $212,876 and $2,406,122, respectively, of cash was on deposit at financial institutions in excess of Federal deposit insurance limits.

         Subsequent to the acquisition of Fresh Juice, the Company sells to a large number of customers, none of whom individually represent over 8% of sales. Prior to 1999 revenue from the Company's largest distributor was 20% of revenue.

16.      ACQUISITION OF THE FRESH JUICE COMPANY, INC. (Unaudited)

         On January 29, 1999, the Company acquired Fresh Juice. Fresh Juice produces, markets and sells fresh squeezed and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages nationally under the brand names "Just Pik't", "Fresh Pik't", "Florida Pik't", "Ultimate" and "Hansen's". The majority of the juice produced by Fresh Juice is fresh squeezed orange juice.

         The transaction was accounted for as a purchase. The purchase price of $21.7 million was comprised of cash of approximately $16.4 million and 2,133,553 shares of Class A common stock. The cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The excess purchase price over fair values assigned to assets acquired (goodwill) $18,993,000, is being amortized on a straight-line basis over 30 years.

         The following summarized unaudited proforma financial information for the years ended December 31, 1998 and 1997 assumes the acquisition had occurred on January 1 of each year:

PRO FORMA INFORMATION (UNAUDITED)
(in millions, except per share data)           1999             1998
----------------------------------------------------------------------------

Net sales                                    $  53.0           $46.5
Net income (loss)                                1.8            (0.8)
Earnings (loss) per share
Basic                                        $   .34           $(.14)
Fully Diluted                                $   .31           $(.14)
----------------------------------------------------------------------------

         For 1998, these amounts include Fresh Juice's results for the year ended November 30, 1998 and the Company's results for the year ended December 31, 1998, after giving effect to certain proforma adjustments. Proforma information includes adjustments for interest expense that would have been incurred to finance the acquisition, amortization of goodwill acquired in the acquisition, increase in inventory and cost of goods sold to fair value, and adjustments to record income taxes at the expected effective rate. For 1999, these amounts include the actual results of Saratoga for the full year and 11 months actual and one month proforma for Fresh Juice. The proforma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired business operated as part of the Company for the entire years ended December 31, 1999 and 1998.