Form 10KSB/A
period 1999-12-31
SARATOGA BEVERAGE GROUP INC
filed 2000-04-17
CIK 904362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            FORM 10-KSB/A (NUMBER 1)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________



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

                     ---------------------------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                           Name of each exchange
          Title of each class               on which registered
          --------------------              -------------------
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

DOCUMENTS INCORPORATED BY REFERENCE

None. Transitional Small Business Disclosure Format Yes [ ] No [X]

================================================================================

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued for such services rendered during such period by the chief executive officer and executive officers who had aggregate consideration (salary and bonus) in excess of $100,000 during fiscal year 1999 (the "Named Executives"). No other executive officer of the Saratoga Beverage Group, Inc. (the "Company") had aggregate compensation from the Company exceeding $100,000 in 1999.


                                             Annual Compensation                                Awards
                                             -------------------                                ------
                Position            Year      Salary       Bonus          Other            Securities Underlying
                --------            ----      ------       -----          -----            Options/SARs (#)
Robin Prever, President             1999    $197,050    $250,000              -              300,000 options
    and Chief Executive Officer     1998    $125,000     $63,937              -              100,000 options
                                    1997    $125,000           -              -                     -

Adam Madkour, Executive             1999    $146,800           -              -               29,000 options
  Vice President                    1998    $100,000     $19,787              -               50,000 options
                                    1997    $100,000      $5,600              -                     -

John Morabito, Executive Vice       1999    $110,500           -         $50,000 (2)          75,000 options
    President (1)

Marc Craen, General Manager         1999    $100,800           -              -               50,000 options
(1)

Jeff Heavirland, Executive Vice     1999    $137,500           -              -               50,000 options
    President (1)


(1)  Began employment with the Company during 1999.
(2) Other represents payment in connection with the cancellation of options issued while a director of the Company.

EMPLOYMENT AGREEMENTS

     In June 1993, the Company entered into an employment agreement with its president and chief executive officer providing for annual compensation of $125,000. The agreement provided for payment of an annual bonus at the sole discretion of the Board of Directors, with a minimum bonus each year equal to 5% of the Company's pre-tax profit in each contract year. On January 28, 1999, the Company entered into a new four year employment agreement with its president, chief executive officer and chairperson of the Board of Directors (the "Executive"), providing for annual compensation of $200,000 with annual cost of living adjustments and other increases at the discretion of the compensation committee of the Board of Directors. The compensation committee shall set goals on an annual basis for the Executive's performance as an officer of the Company, and shall cause the Company to pay to her an annual bonus in addition to the salary based on the achievement by the Executive of such goals. Non-qualified stock options to purchase 300,000 shares of Class A common stock at an exercise price of $2.375 per share, the fair market value on the date of grant, were issued as part of this agreement and shall vest over a three year period from the date of grant at a rate of 33% per year, commencing with the first anniversary of the date of grant. Upon the termination of her employment agreement for any reason, any unvested stock options shall lapse, and the Executive shall have one year from the date of termination to exercise any vested stock options. The Executive's vested stock options shall be exercisable for a period of ten (10) years from the date of issuance. Under her employment agreement, the Executive will not engage in a business which competes with the Company for the term of the employment agreement and for two years thereafter.

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

     On January 5, 2000, concurrently with the execution of a stock purchase agreement and agreement and plan of merger with affiliates of North Castle Partners, L.L.C., and incident to the merger agreement, the Executive entered into an employment agreement with the Company, to be effective upon the closing of the merger.

     Under the employment agreement, the Executive will be employed as the President and Chief Executive Officer of the Company under the following terms:

o A period of 3 years with an automatic one year extension unless otherwise notified, subject to earlier termination for death, disability, resignation or removal.

o An initial base salary of $ 220,000 and benefits available to officers of the Company generally.

o A performance bonus set annually by the compensation committee, which shall be not less than $110,000 in the first year. With respect to the first year's performance bonus, such bonus shall be payable (prorated under certain circumstances) if the Executive's employment is terminated by the Company without cause or by her for certain types of good reason.

o The grant of stock options to purchase shares of common stock representing 2% of the Company's fully diluted equity as of the closing date of the merger of the Company, at an exercise price equal to the fair market value at the date of grant of the common stock of the Company as the company surviving the merger and vesting at a rate of 25% on the date of grant and on each of the first, second and third anniversaries of the date of grant.

o On the first anniversary of the closing of the merger, the Executive will be granted stock options to purchase shares of common stock representing 1% of the Company's fully diluted equity as of the closing date of the merger, at an exercise price equal to the fair market value at the date of grant of the common stock of the Company as the company surviving the merger, which will be subject to the same vesting and other provisions as the previous grant of options.

o If the Executive resigns her employment for good reason, as defined in the employment agreement, or if the Company terminates her employment without cause, as defined in the employment agreement, the Executive will receive her full salary through the date of termination plus all other unpaid amounts under any compensation or benefit plan or program of the Company, for a period ending on the earlier of 24 months or the expiration of the term of the employment agreement but in no circumstances less than 12 months. All additional salary payments under good reason are payable in equal monthly installments over the succeeding 12 months. In case of termination without cause or termination for good reason, the Executive will receive continuing health insurance for the earlier of 24 months or expiration of the term of the employment agreement, but no less than 12 months; and her stock options will be deemed granted and vested.

o If the Executive terminates her employment because of the failure to appoint her as the Chief Executive Officer for any and all acquisitions made by North Castle, the Company's immediate and ultimate parent companies or their respective affiliates of businesses in the refrigerated beverage and/or water business, the Company will pay the Executive an amount equal to the Executive's salary for 36 months payable in equal monthly installments over the succeeding 12 months and all options shall be granted and vested.

o Pursuant to the employment agreement, the Executive is entitled to terminate her employment if she perceives, in her sole judgment, that there has been a diminution in her duties, authority, responsibility, day to day control, reporting responsibility, employee relations, status, relationship with the board of the Company or North Castle or interference with the exercise of her business judgment or a substantial increase without her agreement in her duties, responsibilities, or reporting requirements.

o During the term of employment and for a period of three years following the termination of employment, the Executive shall not compete with the Company pursuant to the terms of a non-competition agreement. Under the non-competition agreement, the Executive shall not engage in any business which competes with the Company's business, namely, the bottled water or the refrigerated beverage industry in the same geographic area, or engage in any conduct disparaging or criticizing the Company in any way, for five years from the closing date of the merger. In consideration for the restrictive covenants, the Company has agreed to pay the Executive $750,000 on the closing date of the merger.

     Pursuant to the non-competition agreement, the Executive can own up to 5% of the outstanding voting securities of any publicly held corporation and she can work in an investment banking or consulting business for a company with clients in the refrigerated beverage and bottled water business, provided that she does not provide services to those clients.

     On January 29, 1999, Jeffrey Heavirland entered into a two-year employment agreement with the Company. Pursuant to the Heavirland agreement, the Company employs Mr. Heavirland as Executive Vice President of the Company and President and Chief Executive Officer of The Fresh Juice Company of California, Inc. The Heavirland agreement provides for:

     o   a payment of an annual salary of not less than $150,000;

     o payment of an annual performance bonus under the Company's executive bonus plan;

     o   payment of a bonus of $100,000 to Mr. Heavirland on January 29, 2000;
         and

     o the grant of an option to purchase 100,000 shares of Saratoga Class A common stock to be exercisable at a price equal to the fair market value of shares of Saratoga Class A common stock on the date of grant.

     Such stock options shall vest over 3 years with 50% vesting in the first year and the remaining stock options vesting 25% on each of the second and third anniversary dates of the grant. The vesting schedule for the stock options may accelerate if the Heavirland agreement is terminated under certain circumstances.

     The Heavirland agreement provides that if the Heavirland agreement is terminated by the Company without cause or Mr. Heavirland terminates the Heavirland agreement for "good reason" and Heavirland agrees to comply with the confidentiality covenant and, for a period of one year, agrees to comply with the non-compete covenant contained in the Heavirland agreement, Mr. Heavirland will be entitled to payment of an aggregate amount equal to the sum of (a) his annual salary rate, then in effect, and (b) the average of his annual bonuses, if any, actually paid with respect to the two most recently completed fiscal years prior to the termination. Such amounts will be payable, in the Company's sole and absolute discretion, either in a lump sum or in equal monthly payments ending with the end of the term of the Heavirland agreement.

     The Heavirland agreement also provides for the payment to Mr. Heavirland of a lump sum severance payment equal to 2.99 times his "base amount", as defined in Section 280G of the Internal Revenue Code subject to certain reductions, in the event (a) his employment with the Company is terminated within six months following a change in control of the Company, other than for non-renewal of the Heavirland agreement on the second anniversary date of the closing of the merger or for cause, retirement, death or disability, or; (b) if he is deemed terminated for good reason within such time period. For the purpose of the Heavirland agreement, a "Change of Control" of the Company shall be deemed to have occurred after the effective date (x) if during any period of 2 consecutive years from the execution of the Heavirland agreement, individuals who at the beginning of such period constitute the board of directors of the Company and any new director whose election by the Company board of directors or nomination for election by the the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or (y) upon the Company stockholders' approval of a dissolution or liquidation of the Company or a sale by the Company of all or substantially all of the Company's assets.

STOCK OPTION PLANS

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

     Furthermore, under the 1993 Stock Option Plan, directors who are not also employees of the Company receive an option ("Initial Option") to purchase 2,000 shares of Class A common stock upon their initial election to the Board of Directors, exercisable at the fair market value on the date of grant. On June 23, 1993, each person who was then a non-employee director received 2,000 options ("IPO Options"), at an exercise price of $5.00 per share. These options are exercisable as to 33 1/3% of the shares subject thereto on the date of grant, and as to 33 1/3% on each of the following two anniversaries of such date of grant. In addition, on the date of each annual meeting of stockholders held subsequent to January 1, 1994, each qualified director will automatically receive options ("Annual Options") to purchase 2,000 shares of Class A common stock exercisable 50% per year over a period of two years beginning on the date of grant, at the fair market value of the Class A common stock on the date of grant. The Company received stockholder approval at the 1999 annual meeting of stockholders to retroactively, as of June 29, 1998, terminate this provision of the 1993 Stock Option Plan, given the approval of the 1998 Stock Option Plan (as hereinafter defined).

     Generally, options granted to directors under the 1993 Stock Option Plan will terminate three months after the date of the director's termination, resignation or retirement from the Board of Directors, but in no event after the option has expired by its terms. If any option granted under the 1993 Stock Option Plan should expire or become unexercisable for any reason without having been exercised in full, the unpurchased shares will become available for further grant under the Stock Option Plan.

     At the annual meeting of stockholders held on October 28, 1998, the Saratoga Beverage Group, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan") was approved. The 1998 Stock Option Plan provides for the issuance of options covering up to 900,000 shares of Class A common stock or Class B common stock (collectively "Shares") (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the 1998 Stock Option Plan to employees, officers or directors of the Company. The 1998 Stock Option Plan will be administered by the Stock Option Committee of the Board of Directors (the "Committee").

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

     Any one optionee may not be granted options to purchase in excess of 300,000 shares of Class A common stock during any fiscal year of the Company; provided, however, that the Committee may adopt procedures for the counting of shares relating to any grant of options to ensure appropriate counting, avoid double counting and provide for adjustments in any case in which the number of shares actually distributed differs from the number of shares previously counted in connection with such grant; provided further, however, that the options granted under the 1993 Stock Option Plan shall not be treated as outstanding.

     During 1999, a total of 749,500 stock options were granted, 195,000 were exercised, and 40,670 expired or were canceled from the 1993 Stock Option Plan and the 1998 Stock Option Plan. The Company did not grant stock appreciation rights.

STOCK OPTION GRANTS

     The following table sets forth information with respect to the Named Executives concerning the grant of stock options during the fiscal year ended December 31, 1999. The Company did not grant any stock appreciation rights during such fiscal year.



                                                INDIVIDUAL GRANTS
                                                -----------------
                                                                               Potential Realized Value at
                                        % of Total                               Assumed Annual Rates of
                      Number of          Options                               Stock Price Appreciation for
                     Securities         Granted to                                    Option Term (1)
                     Underlying         Employees     Exercise    Expiration   -----------------------------
Name                   Option            in 1999        Price        Date           5%            10%
----                   ------            -------        -----        ----           --            ---
Robin Prever            300,000           40.0%         2.438      1/28/2009    $  459,974    $ 1,165,663
Adam Madkour             29,000            3.9%         2.500      1/29/2009       115,546        115,546
John Morabito            75,000           10.0%         2.500      1/29/2009       298,827        298,827
Marc Craen               50,000            6.7%         2.500      1/29/2009       199,218        199,218
Jeff Heavirland         100,000           13.3%         2.500      1/29/2009       398,436        398,436


(1) Calculated on the assumption that the market value of the underlying stock increases at the stated values compounded annually for the ten-year term of the option.

STOCK OPTION EXERCISES
----------------------

     The following table provides information about exercised stock options held by the Named Executives. During 1999, only one Named Executive exercised stock options granted by the Company.




                                                             Number of Securities                 Value of In-the-Money
                                                              Underlying Options                    Underlying Options

                    Shares            Value          At December 31,1999                   At December 31,1999 (2)

Name                Exercised         Realized       Exercisable    Unexercisable          Exercisable        Unexercisable
----                ---------         --------       -----------    -------------          -----------        -------------
Robin Prever         115,000      $279,745 (1)               -            300,000            $      -           $712,500
Adam Madkour               -                 -          71,000             29,000             160,473             67,077
John Morabito              -                 -               -             75,000                   -            173,475
Marc Craen                 -                 -               -             50,000                   -            115,560
Jeff Heavirland            -                 -               -            100,000                   -            231,300



(1) Value based on the December 23, 1999 (date of exercise) closing price of the Class A common stock on the Nasdaq SmallCap Market of $4.813 per share.

(2) Value based on the December 31, 1999 closing price of the Class A common stock on the Nasdaq SmallCap Market of $4.813 per share.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2000                    SARATOGA BEVERAGE GROUP, INC.



                                         By: /s/ Robin Prever
                                            -----------------------------------
                                             Robin Prever, President