Form 10QSB
period 2000-03-31
SARATOGA BEVERAGE GROUP INC
filed 2000-05-22
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

            1000 AMERICAN SUPERIOR BLVD, WINTER HAVEN, FLORIDA 33844

                    (ADDRESS OF PRINCIPAL PLACE OF BUSINESS)

                                 (863) 299-6915

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

     COMMON STOCK - 5,521,561 SHARES OF CLASS A COMMON STOCK, $.01 PAR VALUE,
          AND 522,955 SHARES OF CLASS B COMMON STOCK, $.01 PAR VALUE,
                      WERE OUTSTANDING AS OF APRIL 11, 2000

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES NO X

                         THIS DOCUMENT CONTAINS 17 PAGES

                                   FORM 10-QSB

                                      INDEX

                               PART I - FINANCIAL

                                                                                                                Page Number
                                                                                                              -----------------
Item 1        Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and as of December 31, 1998           1

              Consolidated Statements of Operations and Accumulated Deficit for the three and nine months            2
              ended September 30, 1999 and 1998 (Unaudited)

              Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998            3
              (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)                                                4-6

Item 2        Management's Discussions and Analysis of Financial Condition and Results of Operations                7-12


                           PART II - OTHER INFORMATION

                                                                                                                Page Number
                                                                                                              -----------------
Item 1        Legal Proceedings                                                                                      13

Item 2        Changes in Securities                                                                                  13

Item 3        Defaults upon Senior Securities                                                                        13

Item 4        Submission of Matter to a Vote of Security Holders                                                     13

Item 5        Other Information                                                                                      13

Item 6        Exhibits and Reports on Form 8-K                                                                     14-16

              Signatures                                                                                             17

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,                 DECEMBER 31,
                                                                                       2000                        1999
                                                                                    (UNAUDITED)
                                                                                --------------------        --------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                               $428,660                    $473,796
   Accounts receivable, net of allowance for doubtful
     accounts of $438,243 in 2000 and  $281,163 in 1999                                   6,820,850                   6,188,016
   Inventories                                                                            9,827,440                   6,182,611
   Income taxes receivable                                                                                              644,427
   Prepaid expenses and other current assets                                                492,750                     252,274
  Current portion of notes receivable                                                       392,887                     143,750
                                                                                --------------------        --------------------

          Total current assets                                                           17,962,587                  13,884,874

Property, plant and equipment, net                                                        7,865,744                   7,800,076
Note receivable                                                                                                         127,404
Deferred financing costs, net                                                               695,924                     741,525
Goodwill, net of accumulated amortization                                                18,255,343                  18,413,626
Other intangibles, net of accumulated amortization                                          236,647                     247,272
Other assets, net                                                                           113,131                     132,561
                                                                                --------------------        --------------------

          TOTAL ASSETS                                                                  $45,129,376                 $41,347,338
                                                                                ====================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                              $7,010,857                  $5,209,181
   Short-term debt and current portion of obligation under capital lease                    120,426                     172,952
   Other current liabilities                                                                 20,268                      18,309
                                                                                --------------------        --------------------

          Total current liabilities                                                       7,155,551                   5,400,442

Long-term debt, net of current installments                                              23,609,510                  21,941,773
Other liabilities                                                                           511,447                     514,962
5% subordinated convertible note                                                                                      1,500,000
                                                                                --------------------        --------------------

     TOTAL LIABILITIES                                                                   31,272,508                  29,357,177

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares authorized; 5,535,431
     and 4,809,692 shares issued and outstanding in 2000 and 1999, respectively              55,355                      50,047
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 522,955 shares issued and outstanding in 2000 and 1999,
     respectively                                                                             5,230                       5,230
Paid-in capital                                                                          17,513,564                  15,769,115
Accumulated deficit                                                                      (3,717,281)                 (3,834,231)
                                                                                --------------------        --------------------

        TOTAL STOCKHOLDERS' EQUITY                                                       13,856,868                  11,990,161
                                                                                --------------------        --------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $45,129,376                 $41,347,338
                                                                                ====================        ====================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                                                       THREE MONTHS            THREE MONTHS
                                                                                     ENDED MARCH 31,         ENDED MARCH 31,
                                                                                           2000                    1999
                                                                                    -------------------     -------------------
REVENUE                                                                                    $13,875,139              $9,639,794

COST OF GOODS SOLD, EXCLUSIVE OF DEPRECIATION, AMORTIZATION AND EQUIPMENT
LEASE EXPENSE SHOWN SEPARATELY BELOW                                                        10,123,932               7,133,567
                                                                                    -------------------     -------------------

GROSS PROFIT                                                                                 3,751,207               2,506,227
                                                                                    -------------------     -------------------

OPERATING EXPENSES:
     SELLING, GENERAL AND ADMINISTRATIVE                                                       571,317               1,864,191
     DEPRECIATION, AMORIZATION, AND EQUIPMENT LEASE EXPENSE                                    437,766                 337,559
                                                                                    -------------------     -------------------
                                                                                             1,009,083                 304,477
                                                                                    -------------------     -------------------

                                                                                    -------------------     -------------------
OPERATING INCOME                                                                               742,124                 304,477

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                                                            11,472                  30,809
     INTEREST (EXPENSE)                                                                       (573,456)               (334,844)
     NET GAIN ON DISPOSAL OF EQUIPMENT                                                           8,964                   3,429
     OTHER INCOME                                                                               12,846                  12,132
                                                                                    -------------------     -------------------
                                                                                             (540,174)               (288,474)
                                                                                    -------------------     -------------------

INCOME BEFORE INCOME TAXES                                                                     201,950                  16,003
PROVISION FOR INCOME TAXES                                                                     (85,000)                (30,000)
                                                                                    -------------------     -------------------
NET INCOME                                                                                     116,950                 (13,997)

ACCUMULATED DEFICIT:
     BEGINNING OF PERIOD                                                                    (3,834,231)             (5,595,443)
                                                                                    -------------------     -------------------
     END OF PERIOD                                                                         $(3,717,281)            $(5,609,440)
                                                                                    -------------------     -------------------

PER SHARE INFORMATION:
BASIC EPS                                                                                        $0.02                   $0.00
DILUTED EPS                                                                                      $0.02                   $0.00

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months                 Nine Months
                                                                                       Ended                       Ended
                                                                                     March 31,                   March 31,
                                                                                       2000                        1999
                                                                                --------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                              $116,950                    $(13,997)
   Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                            450,015                     333,999
   Provision for doubtful accounts                                                          157,080
   Gain on disposal of equipment                                                             (8,964)                     (3,429)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                   (789,913)                   (490,304)
     Inventories                                                                         (3,644,829)                   (328,711)
     Prepaid expenses and other current assets                                              403,951                     (24,696)
     Accounts payable and accrued liabilities                                             1,794,949                  (1,578,361)
                                                                                --------------------        --------------------

Net cash used in operating activities                                                    (1,520,761)                 (2,105,499)
                                                                                --------------------        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Company                                                                                           (13,689,278)
   Sale of equipment                                                                         17,222
   Proceeds from note receivable                                                            112,237                     200,280
   Purchase of property, plant and equipment                                               (292,196)                   (250,922)
   Decrease in intangibles and other assets                                                  23,702
                                                                                --------------------        --------------------

Net cash used in investing activities                                                      (139,035)                (13,739,920)
                                                                                --------------------        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                                     1,665,000                  18,269,053
   Principal payments of debt and capital lease obligation                                  (66,125)                 (4,093,596)
   Proceeds from issuance of Class A common stock                                            15,785

Net cash provided by financing activities                                                 1,614,660                  14,175,457
                                                                                --------------------        --------------------

Decrease in cash and cash equivalents                                                       (45,136)                 (1,669,962)
Cash and cash equivalents at beginning of period                                            473,796                   2,576,873
                                                                                --------------------        --------------------

Cash and cash equivalents at end of period                                                 $428,660                    $906,911
                                                                                ====================        ====================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Conversion of 5% subordinated note into 428,571 shares of common stock                   $1,500,000
Acquisition of equipment under capital lease                                                 13,599
Proceeds from the conversion of Class A common stock options                                233,970

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The accompanying 2000 financial statements include the Company and its wholly owned subsidiary, The Fresh Juice Company, Inc. ("Fresh Juice") that was acquired on January 29, 1999. The 1999 financial statements include three months of financial information for Saratoga and two months of financial information for Fresh Juice. All significant inter-company accounts have been eliminated in consolidation.

     PER SHARE DATA

Earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

     RECLASSIFICATION

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.   EARNINGS PER SHARE

     The calculation of earnings per share is as follows:

                                    Three Months           Three Months
                                       Ended                   Ended
                                      March 31,               March 31,
                                        2000                    1999
                                        ----                    ----
NUMERATOR:
Net income                            $116,950  Basic         $(13,997) Basic

     Impact of potential common
     shares:
     Interest expense on 5%
     subordinated convertible
     note                                                       12,750

                                      ---------             ----------
                                      $201,949  Diluted        $(1,247) Diluted
                                      =========             ==========
DENOMINATOR:
     Weighted-average
     outstanding shares              6,000,520  Basic        5,332,647  Basic
     Impact of potential
     common shares:
       Warrants
     Stock options (1)                 524,264                     ---
       Convertible debt                    ---                 428,571
                                      ---------             ----------
                                     6,524,784  Diluted      5,761,218  Diluted
                                      =========            ===========


(1) Outstanding warrants and options for 1,000 and 1,255,220 shares of stock for the three months ended March 31, 2000 and March 31, 1999 were not included in the calculation of earnings per share because they were considered to be anti-dilutive.

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

     In the three months ended March 31, 2000 the Company offset substantially all income taxes through the use of net operating loss carry forwards. A full valuation allowance has been established against the Company's net deferred tax assets.

4. ACQUISITION

     On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). Fresh Juice produces, markets and sells fresh squeezed and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages. The transaction was accounted for as a purchase. The purchase price of $21.4 million was comprised of cash of approximately $16.4 million and 2,133,553 shares of Class A common stock. The cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The excess purchase price over fair values assigned to assets acquired (goodwill) of $18.9 million is being amortized on a straight-line basis over 30 years.

5. NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize derivatives as assets or liabilities measured at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this standard is not expected to have material impact on the financial statements of the Company.

6. PROPOSED MERGER

     On January 5, 2000, the Company entered into a Stock Purchase Agreement and Agreement and Plan of Merger by and among Saratoga, NCP-SBG, L.P., a Delaware limited partnership (the "Purchaser"), and NCP-SBG Recapitalization Corp., a Delaware corporation ("Merger Co"). The terms of this agreement are detailed in a proxy statement and Schedule 13E-3 pursuant to which proxies were solicited by and on behalf of the board of directors of Saratoga for use at the special meeting of stockholders. The proxy statement and Schedule 13-E-3 may be viewed on the SEC's internet site on the World Wide Web at http://www.sec.gov. On May 15, 2000 the stockholders of Saratoga approved and adopted the merger agreement.

     On May 17, 2000, North Castle Partners L.L.C., ("North Castle") sent a letter to Saratoga claiming Saratoga has not satisfied all of its conditions to closing of the merger and, based on the information available to North Castle stating North Castle's belief that it is unlikely that Saratoga will be able to satisfy such conditions. North Castle's letter follows certain questions raised by North Castle concerning Saratoga's financial statements. Saratoga has answered these questions promptly and directly. Saratoga believes that it is in compliance with all of its conditions to closing of the merger and that North Castle is therefore obligated to close on or before May 31, 2000 in accordance with the merger agreement. However, there can be no assurance that the merger will be completed on the terms previously described, or at all.

                          SARATOGA BEVERAGE GROUP, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

PROPOSED MERGER

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

         o shares as to which dissenters' rights are perfected in accordance with Delaware law,

         will be converted into the right to receive $6.00 per share in cash, without interest, subject to applicable back up withholding taxes;

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

         Saratoga has filed a proxy statement and Schedule 13E-3 pursuant to which proxies were solicited by and on behalf of the board of directors of Saratoga for use at the special meeting of stockholders. On May 15, 2000 the stockholders of Saratoga approved and adopted the merger agreement.

          On May 17, 2000, North Castle Partners, L.L.C. ("North Castle") sent a letter to Saratoga claiming Saratoga has not yet satisfied all of its conditions to closing of the merger and, based on the information available to North Castle, stating North Castle's belief that it is unlikely that Saratoga will be able to satisfy such conditions. North Castle's letter follows certain questions recently raised by North Castle concerning Saratoga's financial statements. Saratoga has answered these questions promptly and directly. Saratoga believes that it is in compliance with all of its conditions to closing of the merger and that North Castle is therefore obligated to close on or before May 31, 2000 in accordance with the merger agreement. However, there can be no assurance that the merger will be completed on the terms previously described or at all.

         The proxy statement and Schedule 13E-3 may be viewed on the SEC's Internet site on the World Wide Web at "http://www.sec.gov". WE URGE YOU TO REVIEW THE PROXY STATEMENT AND SCHEDULE 13E-3 CAREFULLY TO OBTAIN ADDITIONAL INFORMATION REGARDING THE MERGER.

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results for the three month periods ended March 31, 2000 and 1999.

REVENUE

Revenues for the three-month period ended March 31, 2000 were $13.9 million, an increase of $4.3 million over revenues of $9.6 million for the period ended March 31, 1999. Revenues from the period ending March 31, 1999 includes two months of revenue related to the acquisition of Fresh Juice completed January 29, 1999, while revenue for the period ending March 31, 2000 included three months of operating results.

GROSS PROFIT MARGINS

Gross profit was $3.75 million for the three-month period ended March 31, 2000, an increase of $1.25 million from gross profit of $2.5 million for the period ended March 31, 1999. Gross profit margin in 1999 includes two months of Fresh Juice results subsequent to the acquisition. Gross profit margin was 27.0% and 26.0% in 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $2.6 million for the period ending March 31, 2000 increased $700 thousand over selling, general, and administrative expenses of $1.9 million for the period ended March 31, 1999. The period ending March 31, 1999 includes two months of operating results for Fresh Juice. Selling, general and administrative expenses, as a percentage of sales, decreased from 19% in 1999 to 20% in 2000.

OTHER INCOME (EXPENSE)

For the three month period ended March 31, 2000 other expense, net of other income, increased to $540 thousand, an increase of $252 thousand from other expense, net of other income of $288 thousand for the period ended March 31, 1999. Other expense for the period ending March 31, 1999 includes only two months of activity related to Fresh Juice. The increase in other expense is primarily due to an increase in interest expense related to increased debt financing associated with the Fresh Juice acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, working capital was $10.9 million, an increase of 2.4 million as compared to working capital of $8.5 million as of March 31, 1999. The current ratio as of March 31, 2000 was 2.5 to 1, compared to 2.6 to 1 as of December 31, 1999.

Subordinated Convertible Note

         On June 12, 1997 the Company entered into a Securities Purchase Agreement with Parley International, as nominee for Maerki Baumann & Co., A.G. (Zurich) ("Purchaser"), pursuant to which Purchaser acquired $1,500,000 principal amount of the Company's 5% Subordinated Convertible Notes due 2000 (the "Note") for an aggregate purchase price of $1,500,000 in a private placement effected under Section 4(2) of the Securities Act of 1933. Interest on the unpaid principal amount accrued from the date of issuance at a rate of 5% per annum. Interest was due and payable on each of the first, second and third anniversaries.

         The principal amount of the Note was due and payable on the third anniversary of the Note and is convertible at the option of the holder into shares of the Company's Class A common stock at a conversion price of $3.50 principal amount per share. The Note was mandatorily convertible into shares of Class A common stock in the event that the closing price of Class A common stock exceeds $5.25 for three consecutive trading days. As of January 10, 2000, the Note was converted into 428,571 shares of Class A common stock under the mandatory conversion provision of the Note as the Class A common stock price equaled or exceeded $5.25 for three consecutive trading days.

Debt

In connection with the acquisition of Fresh Juice, the Company consummated a financing transaction with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The financing constituted the principal source of the funds for the acquisition. Availability under the Revolver shall be reduced in $750,000 amounts, the first such reduction occurring on the last business day of the 27th month after January 29, 1999 and each quarterly anniversary thereafter until the revolver maturity date. The revolver will terminate and all remaining amounts outstanding there under will be due and payable five years following closing. The term loan facility reduces with eight equal quarterly payments of $1,000,000 the first such payment being due on the last business day of the 63rd month following January 29, 1999 and subsequent payments due on each succeeding quarterly anniversary. The term loan will terminate seven years following closing. The interest rate on the revolving credit facility may be elected from two interest rate bases: floating rate (Federal Funds rate plus 50 basis points or prime rate) or reserve-adjusted Eurodollar rate. The Eurodollar rate will be determined by adding a margin of 100 basis points to the floating rate or 250 basis points to the Eurodollar rate, in both instances using a 360 day basis. At all times the interest rate on the term loan will be calculated as the Eurodollar rate plus 350 basis points, using a 360 day basis. Within one year from January 29, 1999 the Company is required to enter into interest rate hedging agreements to fix or limit its interest rate risk exposure on not less than forty % of the drawn amount of the facilities and for a term of not less than 3 years. The debt agreement Includes administrative and financial covenants, including a consolidated leverage ratio, consolidated fixed charge ratio and consolidated interest charge ratio, all as defined.

Effective January 19, 2000, the revolving credit commitment was increased to $16 million for the period beginning January 19, 2000 ending April 30, 2000 and, for the period beginning May 1, 2000 and ending September 30, 2000 the revolving credit commitment was increased to $18 million. The total revolving credit commitment will be reduced to $16 million on or before September 30, 2000 and is then required to be reduced to a principal amount on or before October 30, 2000.

 The Company has also entered into three interest rate swaps that fix a total of $7.4 million of debt at interest rates ranging from 5.31% to 6.1925% and have expiration dates ranging from March 1, 2001 through October 19, 2001. The Company entered into these transactions pursuant to the credit agreement in order to protect the Company from variable interest rate exposure. The fair value of these swaps is estimated to be approximately $84,000.

At March 31, 2000, debt consists primarily of $11 million borrowed under the revolving credit line using the 90-day reserve-adjusted Eurodollar rate plus 250 basis points, ranging from 7.73% to 8.10%, $2.6 million borrowed under the revolving credit line based on prime plus 100 basis points at a rate of 9.25% and $8,000,000 term loan at a Eurodollar rate plus 350 basis points at a rate of 8.98%.

PRO FORMA INFORMATION

On January 29, 1999, the Company consummated the acquisition of The Fresh Juice Company, Inc. ("Fresh Juice"). Fresh Juice produces, markets and sells fresh squeezed and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages. The transaction was accounted for as a purchase. The purchase price of $21.4 million was comprised of cash of approximately $16.4 million and 2,133,553 shares of Class A common stock. The cash payment was financed through a credit agreement consummated with NationsBank, N.A., which included an $8 million term loan and a $14 million revolving credit facility. The excess purchase price over fair values assigned to assets acquired (goodwill) of $18.9 million, is being amortized on a straight-line basis over 30 years.

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

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," intends," "expects," "plans," "believe," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On December 22, 1999, lawsuits were filed in the Court of Chancery of the State of Delaware by each of Moses Semel, Marian Lustig and Melvin Tepler on their own behalf and as purported class actions on behalf of all security holders of Saratoga, against Saratoga and its directors. The complaints in the three lawsuits are materially identical, and each alleges, among other things, that (1) the $6.00 per share price to be paid in the merger is "unfair and inadequate consideration" because, among other things, (a) "the intrinsic value of the stock of Saratoga is materially in excess of $6.00 per share, giving due consideration to the prospects for growth and profitability of Saratoga in light of its business, earnings and earnings power, present and future," and (b) "the $6.00 per share price was fixed by [members of Saratoga management and an undisclosed financial sponsor (the "Buyout Group")] to 'cap' artificially the market price of Saratoga's stock, as part of the plan by the Buyout Group to obtain complete ownership of Saratoga's assets and business at the lowest possible price"; (2) the members of Saratoga's board of directors "suffer from material conflicts of interest" because they are "significant participants in the Buyout Group"; and (3) the members of the Buyout Group are using "superior knowledge" of Saratoga's finances and value "to effectuate the [purchase of all of Saratoga's shares not already owned by the Buyout Group for $6.00 per share] at the expense of the Company's public shareholders." Saratoga and the members of its board of directors who have been named as defendants believe that the lawsuits are without merit and intend to defend the lawsuits vigorously. Counsel for the plaintiffs in the three actions have indicated that they intend to seek an Order consolidating the three lawsuits and have agreed to indefinitely extend the time for the defendants to respond to the complaints.

ITEM 2 - CHANGES IN SECURITIES

         NONE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

ITEM 5 - OTHER INFORMATION

         NONE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits and Index

Exhibit No.

2.1(1)(P)         Agreement and Plan of Merger

2.2(12) Stock Purchase Agreement and Agreement and Plan of Merger, dated as of January 5, 2000, by and among Saratoga, NCP-SBG, L.P. and NCP-SBG Recapitalization Corp.

3.1(1)(P)         Restated Certificate of Incorporation of Saratoga

3.2(1)(P)         By-Laws of Saratoga

3.3(8)            Amendment to By-Laws of Saratoga

4.1(1)(P)         Specimen of Class A Stock Certificate

9.1(9)+ Restated Voting, Standstill and Proxy Agreement dated as of October 13, 1998

9.2(9)+ Stockholder Agreement dated October 13, 1998 by and among Saratoga, Robin Prever, Anthony Malatino and Steven Bogen

10.1(1)+(P)       Form of the Saratoga Spring Water Company 1993 Stock Option
                  Plan

10.2(1)(P)        Letter Agreement between Saratoga and Owens-Brockway Glass
                  Containers

10.3(2)+(P)       Consulting Agreement entered into by Saratoga and Leonard
                  Toboroff

10.4(2)(P)        Distribution Agreement, dated March 25, 1993, by and between
                  Joseph Victori Wines, Inc. and JNJ Distributors, Inc.

10.5(2)(P)        Partnership Agreement, dated July 21, 1993, by and between JNJ
                  Distributors, Inc. and Saratoga Springs Distribution Corp., as amended by Amendment of Partnership Agreement hereto dated
                  November 9, 1993

10.6(2)(P)        Stock Agreement, dated July 21, 1993, by and between JNJ
                  Distributors, Inc. and Saratoga Spring Water Company

10.7(3)(P)        Cott Co-pack Agreement dated as of June 8, 1995

10.8(4) Manufacturing and Distribution Agreement, dated as of July 23, 1996, by and between Saratoga and Mistic Brands, Inc.

10.9(5) Bottling Agreement, dated April 16, 1997, by and among Saratoga, Hype Corporation, Hype Beverage Corporation, World Wide Beverage Inc., Hype Water Company, Inc., Hyperholics Inc., R.J. Barry Cox and Nigel Spiro

10.10(6) Saratoga Splash Agreement, dated as of June 30, 1997, by and between Saratoga and Mistic Brands, Inc.

10.11(6) Master Distribution Agreement dated as of June 16, 1997 by and among Saratoga Beverage Group, Inc., Hype Corporation, World Wide Beverage Inc., Global Brands AG, Hype Water Company, Inc. and Hyperholics Inc.

10.12(7)+         Securities Purchase Agreement dated February 12, 1998 between
                  Saratoga and Carl T. Wolf

10.13(7)+         Stock Option Agreement dated February 25, 1998 between
                  Saratoga and Steel Partners II, L.P.

10.14(7)+         Securities Purchase Agreement dated February 25, 1998 between
                  Saratoga and Carl T. Wolf

10.15(7)          Option Agreement dated March 16, 1998 between Saratoga and
                  Steven Smith

10.16(7) Letter agreement dated March 29, 1998 between Saratoga and The Fresh Juice Company, Inc.

10.17(7)+         Amended and Restated Stock Option Agreement dated April 17,
                  1998 between Saratoga and Carl T. Wolf

10.18(7) Letter agreement dated April 24, 1998 between Saratoga and The Fresh Juice Company, Inc.

10.19(9)+         Form of the Saratoga Beverage Group, Inc. 1998 Stock Option
                  Plan

10.20(9) Restated Agreement and Plan of Merger dated as of October 13, 1998 by and among Saratoga, Rowale Corp. and The Fresh Juice Company, Inc.

10.21(9)+         Employment Agreement dated October 13, 1998 between Saratoga and Jeffrey Heavirland

10.22(9) Letter agreement dated October 13, 1998 among Saratoga, Fresh Juice and Steven Smith (amending the agreement set forth in Exhibit 10.26 hereof)

10.23(10)+        Letter agreements dated December 2, 1998 among Saratoga, Fresh
                  Juice and Steven Bogen (amending the agreement set forth in Exhibit 10.27 hereof)

10.24(10)+        Letter agreement dated December 2, 1998 among Saratoga, Fresh
                  Juice and Jeffrey Heavirland

10.25(10)         Industrial Real Estate Lease dated June 17, 1992 between
                  Hansen's Juices, Inc. and Pruco Life Insurance Company

10.26(10)         Employment Agreement effective April 1, 1996 between The Fresh
                  Juice Company, Inc. and Steven Smith

10.27(10)         Employment Agreement effective April 1, 1996 between The Fresh
                  Juice Company, Inc. and Steven M. Bogen

10.28(10)         Supply Agreement dated March 31, 1996 between The Fresh Juice
                  Company, Inc. and Natural Juice Company, Inc.

10.29(10)         Agreement of Lease dated November 24, 1997 between The Fresh
                  Juice Company of New York, Inc. and 280 Wilson Avenue
                  Associates, L.L.C. and guaranteed by The Fresh Juice Company,
                  Inc.

10.30(11)         Robin Prever Employment Agreement dated January 28, 1999

10.31(11)         Credit Agreement by and among Saratoga Beverage Group, Inc., as Borrower, NationsBank, National Association, as Agent and
                  Lender and the Lenders party thereto from time to time, dated
                  January 29, 1999

10.32(11)         Assignment and Agreement, dated September 22, 1999 by The
                  Fresh Juice Company, Inc. and Hansen Beverage Company

10.33(12)+        Form of Voting Agreements, dated as of January 5, 2000, by and between NCP- SBG, L.P. and each of the other parties thereto

10.34(12)+        Employment Agreement, dated as of January 5, 2000, by and
                  between Saratoga Beverage Group, Inc. and Robin Prever

10.35(12)+        Non-Competition Agreement, dated as of January 5, 2000, by and between Saratoga Beverage Group, Inc. and Robin Prever.

10.36(12)+        Stockholders Agreement, dated as of January 5, 2000, by and among Saratoga Beverage Group, Inc. and the other parties thereto

10.37(12)+        Registration Rights Agreement, dated as of January 5, 2000, by and among Saratoga Beverage Group, Inc. and the other parties thereto

10.38(12)         Consulting Agreement, dated as of January 5, 2000, by and
                  between Saratoga Beverage Group, Inc. and North Castle
                  Partners, L.L.C.

21.1(9)           Subsidiaries of Saratoga

27.1(13)          Financial Data Schedule

(1) Incorporated herein by reference to Saratoga's Registration Statement on Form SB-2 filed with the SEC on June 16, 1993 (Registration No. 33-62038NY).

(2) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 30, 1994.

(3) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 29, 1996.

(4) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on November 12, 1996

(5) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on May 13, 1997.

(6) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on August 8, 1997.

(7) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on May 11, 1998.

(8) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on August 5, 1998.

(9) Incorporated herein by reference to Saratoga's Form 10-QSB filed with the SEC on November 5, 1998.

(10) Incorporated herein by reference to Saratoga's Registration Statement on Form S-4 filed with the SEC on December 24, 1998 (Registration No. 33-369707).

(11) Incorporated herein by reference to Saratoga's Form 10-KSB filed with the SEC on March 31, 1999.

(12) Incorporated herein by reference to Saratoga's Schedule 13E-3 filed with the SEC on January 21, 2000.

(13)     Filed herewith.

(+)      Management agreement.

(P)      Paper filing.

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREINTO DULY AUTHORIZED.

                                    SARATOGA BEVERAGE GROUP, INC.
                                           (REGISTRANT)

DATE:  MAY 22, 2000                 BY:   /S/  ROBIN PREVER
                                         ------------------------------------
                                         ROBIN PREVER
                                         CHIEF EXECUTIVE OFFICER

DATE: MAY 22, 2000                  BY:   /S/  KIM JAMES
                                         ------------------------------------
                                         KIM JAMES
                                         CHIEF FINANCIAL OFFICER

                                                   INDEX TO EXHIBITIS
EXHIBIT                                                    NO.
-------                                                    ----
Financial data schedule                                    27.1