Form 10QSB/A
period 2000-03-31
SARATOGA BEVERAGE GROUP INC
filed 2000-05-23
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB/A

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT
                    FOR THE TRANSITION PERIOD FROM ____ TO ____

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

                                  YES [ ] NO [X]

                         THIS DOCUMENT CONTAINS 17 PAGES

                                   FORM 10-QSB

                                      INDEX

                               PART I - FINANCIAL

                                                                     Page Number
                                                                     -----------
Item 1   Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2000
         (Unaudited) and as of December 31, 1999                          1

         Consolidated Statements of Operations and Accumulated
         Deficit for the three months ended March 31, 2000
         and 1999 (Unaudited)                                             2

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999 (Unaudited)                 3

         Notes to Consolidated Financial Statements (Unaudited)          4-6

Item 2   Management's Discussions and Analysis of Financial
         Condition and Results of Operations                             7-12

                           PART II - OTHER INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1   Legal Proceedings                                               13

Item 2   Changes in Securities                                           13

Item 3   Defaults upon Senior Securities                                 13

Item 4   Submission of Matter to a Vote of Security Holders              13

Item 5   Other Information                                               13

Item 6   Exhibits and Reports on Form 8-K                              14-16

         Signatures                                                      17

                          SARATOGA BEVERAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $    428,660    $    473,796
   Accounts receivable, net of allowance for doubtful
     accounts of $438,243 in 2000 and  $281,163 in 1999                               6,820,850       6,188,016
   Inventories                                                                        9,827,440       6,182,611
   Income taxes receivable                                                                              644,427
   Prepaid expenses and other current assets                                            314,195         252,274
  Current portion of notes receivable                                                   265,483         143,750
                                                                                   ------------    ------------

          Total current assets                                                       17,656,628      13,884,874

Property, plant and equipment, net                                                    7,865,744       7,800,076
Note receivable                                                                         127,404         127,404
Deferred financing costs, net                                                           695,924         741,525
Goodwill, net of accumulated amortization                                            18,255,343      18,413,626
Other intangibles, net of accumulated amortization                                      236,647         247,272
Other assets, net                                                                       291,686         132,561
                                                                                   ------------    ------------

          TOTAL ASSETS                                                             $ 45,129,376    $ 41,347,338
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                        $  7,010,857    $  5,209,181
   Short-term debt and current portion of obligation under capital lease                120,426         172,952
   Other current liabilities                                                             20,268          18,309
                                                                                   ------------    ------------

          Total current liabilities                                                   7,151,551       5,400,442

Long-term debt, net of current installments                                          23,609,510      21,941,773
Other liabilities                                                                       511,447         514,962
5% subordinated convertible note                                                                      1,500,000
                                                                                   ------------    ------------

     TOTAL LIABILITIES                                                               31,272,508      29,357,177
                                                                                   ------------    ------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
   Class A common stock, $.01 par value; 50,000,000 shares
     authorized; 5,535,431 and 4,809,692 shares issued and
     outstanding in 2000 and 1999, respectively                                          55,355          50,047
   Class B common stock, $.01 par value; 2,000,000 shares
     authorized; 522,955 shares issued and
     outstanding in 2000 and 1999, respectively                                           5,230           5,230
Paid-in capital                                                                      17,513,564      15,769,115
Accumulated deficit                                                                  (3,717,281)     (3,834,231)
                                                                                   ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                                                   13,856,868      11,990,161
                                                                                   ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 45,129,376    $ 41,347,338
                                                                                   ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                                            THREE MONTHS    THREE MONTHS
                                                                           ENDED MARCH 31, ENDED MARCH 31,
                                                                                2000            1999
                                                                            ------------    ------------
REVENUE                                                                     $ 13,875,139    $  9,639,794

COST OF GOODS SOLD, EXCLUSIVE OF DEPRECIATION,
AMORTIZATION AND EQUIPMENT LEASE EXPENSE SHOWN
SEPARATELY BELOW                                                              10,123,932       7,133,567
                                                                            ------------    ------------

GROSS PROFIT                                                                   3,751,207       2,506,227
                                                                            ------------    ------------

OPERATING EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE                                            2,571,317       1,864,191
     DEPRECIATION, AMORIZATION, AND EQUIPMENT LEASE EXPENSE                      437,766         337,559
                                                                            ------------    ------------
                                                                               3,009,083       2,201,750
                                                                            ------------    ------------
OPERATING INCOME                                                                 742,124         304,477
                                                                            ------------    ------------

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                                              11,472          30,809
     INTEREST (EXPENSE)                                                         (573,456)       (334,844)
     NET GAIN ON DISPOSAL OF EQUIPMENT                                             8,964           3,429
     OTHER INCOME                                                                 12,846          12,132
                                                                            ------------    ------------
                                                                                (540,174)       (288,474)
                                                                            ------------    ------------

INCOME BEFORE INCOME TAXES                                                       201,950          16,003
PROVISION FOR INCOME TAXES                                                       (85,000)        (30,000)
                                                                            ------------    ------------
NET INCOME                                                                       116,950         (13,997)

ACCUMULATED DEFICIT:
     BEGINNING OF PERIOD                                                      (3,834,231)     (5,595,443)
                                                                            ------------    ------------
     END OF PERIOD                                                          $ (3,717,281)   $ (5,609,440)
                                                                            ============    ============

PER SHARE INFORMATION:
BASIC EPS                                                                   $       0.02    $       0.00
DILUTED EPS                                                                 $       0.02    $       0.00

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          SARATOGA BEVERAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months    Three Months
                                                                     Ended           Ended
                                                                   March 31,       March 31,
                                                                     2000            1999
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                    $    116,950    $    (13,997)
   Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                      450,015         333,999
   Provision for doubtful accounts                                    157,080
   Gain on disposal of equipment                                       (8,964)         (3,429)
   Changes in operating assets and liabilities:
     Accounts receivable                                             (789,913)       (490,304)
     Inventories                                                   (3,644,829)       (328,711)
     Prepaid expenses and other current assets                        225,396         (24,696)
     Accounts payable and accrued liabilities                       1,794,949      (1,578,361)
                                                                 ------------    ------------
Net cash used in operating activities                              (1,699,316)     (2,105,499)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Company                                                         (13,689,278)
   Sale of equipment                                                   17,222
   Proceeds from note receivable                                      112,237         200,280
   Purchase of property, plant and equipment                         (292,196)       (250,922)
   Decrease in intangibles and other assets                            23,702
                                                                 ------------    ------------
Net cash used in investing activities                                (139,035)    (13,739,920)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                               1,665,000      18,269,053
   Deferred merger costs                                              178,555
   Principal payments of debt and capital lease                       (66,125)     (4,093,596)
   obligation
   Proceeds from issuance of Class A common stock                      15,785
                                                                 ------------    ------------

Net cash provided by financing activities                           1,793,215      14,175,457
                                                                 ------------    ------------

Decrease in cash and cash equivalents                                 (45,136)     (1,669,962)
Cash and cash equivalents at beginning of period                      473,796       2,576,873
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $    428,660    $    906,911
                                                                 ============    ============


 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Conversion of 5% subordinated note into 428,571 shares           $  1,500,000
  of common stock
Acquisition of equipment under capital lease                           13,599
Issuance of note receivable for exercise of stock options             233,970

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

2.   EARNINGS PER SHARE

     The calculation of earnings per share is as follows:

                                           Three Months               Three Months
                                              Ended                      Ended
                                             March 31,                   March 31,
                                               2000                        1999
                                               ----                        ----
NUMERATOR:
Net income                                   $116,950  Basic            $(13,997)  Basic

     Impact of potential common
     shares:
     Interest expense on 5%
     subordinated convertible
     note                                                                  12,750
                                            ---------                 ----------
                                             $116,950  Diluted           $(1,247)  Diluted
                                            =========                 ==========
DENOMINATOR:
     Weighted-average
     outstanding shares                     6,000,520  Basic            5,332,647  Basic
     Impact of potential
     common shares:
       Warrants
     Stock options (1)                        524,264                         ---
       Convertible debt                           ---                     428,571
                                            ---------                 ----------
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

REVENUE

Revenues for the three-month period ended March 31, 2000 were $13.9 million, an increase of $4.2 million over revenues of $9.6 million for the period ended March 31, 1999. Revenues from the period ending March 31, 1999 includes two months of revenue related to the acquisition of Fresh Juice completed January 29, 1999, while revenue for the period ending March 31, 2000 included three months of operating results.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $2.6 million for the period ending March 31, 2000 increased $707 thousand over selling, general, and administrative expenses of $1.9 million for the period ended March 31, 1999. The period ending March 31, 1999 includes two months of operating results for Fresh Juice. Selling, general and administrative expenses, as a percentage of sales, decreased from 19.3% in 1999 to 18.5% in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, working capital was $10.5 million, an increase of 2 million as compared to working capital of $8.5 million as of March 31, 1999. The current ratio as of March 31, 2000 was 2.5 to 1, compared to 2.6 to 1 as of December 31, 1999.

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

         NONE.

ITEM 5 - OTHER INFORMATION

         NONE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits and Index

Exhibit No.

2.1(1)  (P)       Agreement and Plan of Merger
2.2(12)           Stock Purchase Agreement and Agreement and Plan of Merger, dated as of January 5, 2000, by and among Saratoga, NCP-SBG, L.P. and NCP-SBG Recapitalization Corp.
3.1(1)  (P)       Restated Certificate of Incorporation of Saratoga
3.2(1)  (P)       By-Laws of Saratoga
3.3(8)            Amendment to By-Laws of Saratoga
4.1(1)  (P)       Specimen of Class A Stock Certificate
9.1(9)+           Restated Voting, Standstill and Proxy Agreement dated as of October 13, 1998
9.2(9)+           Stockholder Agreement dated October 13, 1998 by and among Saratoga, Robin Prever, Anthony Malatino and Steven Bogen
10.1(1)+(P)       Form of the Saratoga Spring Water Company 1993 Stock Option Plan
10.2(1) (P)       Letter Agreement between Saratoga and Owens-Brockway Glass Containers
10.3(2)+(P)       Consulting Agreement entered into by Saratoga and Leonard Toboroff
10.4(2) (P)       Distribution Agreement, dated March 25, 1993, by and between Joseph Victori Wines, Inc. and JNJ
                  Distributors, Inc.
10.5(2)           (P) Partnership Agreement, dated July 21, 1993, by and between JNJ Distributors, Inc. and Saratoga
                  Springs Distribution Corp., as amended by Amendment of Partnership Agreement hereto dated
                  November 9, 1993
10.6(2) (P)       Stock Agreement, dated July 21, 1993, by and between JNJ Distributors, Inc. and Saratoga Spring
                  Water Company
10.7(3) (P)       Cott Co-pack Agreement dated as of June 8, 1995
10.8(4)           Manufacturing and Distribution Agreement, dated as of July 23, 1996, by and between Saratoga and Mistic Brands, Inc.
10.9(5)           Bottling Agreement, dated April 16, 1997, by and among Saratoga, Hype Corporation, Hype
                  Beverage Corporation, World Wide Beverage Inc., Hype Water Company, Inc., Hyperholics Inc.,
                  R.J. Barry Cox and Nigel Spiro
10.10(6)          Saratoga Splash Agreement, dated as of June 30, 1997, by and between Saratoga and Mistic
                  Brands, Inc.
10.11(6)          Master Distribution Agreement dated as of June 16, 1997 by and among Saratoga Beverage Group, Inc.,
                  Hype Corporation, World Wide Beverage Inc., Global Brands AG, Hype Water Company, Inc. and
                  Hyperholics Inc.
10.12(7)+         Securities Purchase Agreement dated February 12, 1998 between Saratoga and Carl T. Wolf
10.13(7)+         Stock Option Agreement dated February 25, 1998 between Saratoga and Steel Partners II, L.P.
10.14(7)+         Securities Purchase Agreement dated February 25, 1998 between Saratoga and Carl T. Wolf
10.15(7)          Option Agreement dated March 16, 1998 between Saratoga and Steven Smith
10.16(7)          Letter agreement dated March 29, 1998 between Saratoga and The Fresh Juice Company, Inc.
10.17(7)+         Amended and Restated Stock Option Agreement dated April 17, 1998 between Saratoga and Carl T. Wolf
10.18(7)          Letter agreement dated April 24, 1998 between Saratoga and The Fresh Juice Company, Inc.
10.19(9)+         Form of the Saratoga Beverage Group, Inc. 1998 Stock Option Plan
10.20(9)          Restated Agreement and Plan of Merger dated as of October 13, 1998 by and among Saratoga,
                  Rowale Corp. and The Fresh Juice Company, Inc.
10.21(9)+         Employment Agreement dated October 13, 1998 between Saratoga and Jeffrey Heavirland
10.22(9)          Letter agreement dated October 13, 1998 among Saratoga, Fresh Juice and Steven Smith (amending the agreement set forth in Exhibit 10.26 hereof)
10.23(10)+        Letter agreements dated December 2, 1998 among Saratoga, Fresh Juice and Steven Bogen (amending the agreement set forth in Exhibit 10.27 hereof)
10.24(10)+        Letter agreement dated December 2, 1998 among Saratoga, Fresh Juice and Jeffrey Heavirland
10.25(10)         Industrial Real Estate Lease dated June 17, 1992 between Hansen's Juices, Inc. and Pruco Life
                  Insurance Company
10.26(10)         Employment Agreement effective April 1, 1996 between The Fresh Juice Company, Inc. and Steven
                  Smith
10.27(10)         Employment Agreement effective April 1, 1996 between The Fresh Juice Company, Inc. and Steven
                  M. Bogen
10.28(10)         Supply Agreement dated March 31, 1996 between The Fresh Juice Company, Inc. and Natural Juice
                  Company, Inc.
10.29(10)         Agreement of Lease dated November 24, 1997 between The Fresh Juice Company of New York, Inc.
                  and 280 Wilson Avenue Associates, L.L.C. and guaranteed by The Fresh Juice Company, Inc.
10.30(11)         Robin Prever Employment Agreement dated January 28, 1999
10.31(11)         Credit Agreement by and among Saratoga Beverage Group, Inc., as Borrower, NationsBank, National
                  Association, as Agent and Lender and the Lenders party thereto from time to time, dated
                  January 29, 1999
10.32(11)         Assignment and Agreement, dated September 22, 1999 by The Fresh Juice Company, Inc. and Hansen
                  Beverage Company
10.33(12)+        Form of Voting Agreements, dated as of January 5, 2000, by and between NCP- SBG, L.P. and each of the other parties thereto
10.34(12)+        Employment Agreement, dated as of January 5, 2000, by and between Saratoga Beverage Group, Inc.
                  and Robin Prever
10.35(12)+        Non-Competition Agreement, dated as of January 5, 2000, by and between Saratoga Beverage Group,
                  Inc. and Robin Prever.
10.36(12)+        Stockholders Agreement, dated as of January 5, 2000, by and among Saratoga Beverage Group, Inc.
                  and the other parties thereto
10.37(12)+        Registration Rights Agreement, dated as of January 5, 2000, by and among Saratoga Beverage
                  Group, Inc. and the other parties thereto
10.38(12)         Consulting Agreement, dated as of January 5, 2000, by and between Saratoga Beverage Group, Inc.
                  and North Castle Partners, L.L.C.
21.1(9)           Subsidiaries of Saratoga
27.1(13)          Financial Data Schedule

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


                                    SARATOGA BEVERAGE GROUP, INC.
                                    -----------------------------
                                           (REGISTRANT)



DATE: MAY 22, 2000                  BY:  /S/  ROBIN PREVER
                                         -----------------------------------
                                         ROBIN PREVER
                                         CHIEF EXECUTIVE OFFICER




DATE: MAY 22, 2000                  BY:  /S/  KIM JAMES
                                         -----------------------------------
                                         KIM JAMES
                                         CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITIS

EXHIBIT                                                    NO.
-------                                                    ---

Financial data schedule                                   27.1