Form 10QSB/A
period 2000-03-31
SARATOGA BEVERAGE GROUP INC
filed 2000-05-24
CIK 904362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549


                            FORM 10-QSB/A (Number 2)

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

                                   YES   NO X


                         THIS DOCUMENT CONTAINS 3 PAGES

                                EXPLANATORY NOTE


This amendment to the Form 10-QSB corrects certain typographical errors set forth in the Financial Data Schedule.

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


                                    SARATOGA BEVERAGE GROUP, INC.
                                    -----------------------------
                                            (REGISTRANT)



DATE:  MAY 24, 2000                 BY:  /S/  ROBIN PREVER
                                         -------------------------
                                         ROBIN PREVER
                                         CHIEF EXECUTIVE OFFICER




DATE: MAY 24, 2000                  BY:  /S/  KIM JAMES
                                         -------------------------
                                         KIM JAMES
                                         CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITIS

EXHIBIT                                                   NO.
-------                                                   ---

Financial data schedule                                  27.1